Form 10QSB
period 2000-06-30
LAM PHARMICEUTICAL CORP
filed 2000-08-17
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-30641

                           L.A.M. PHARMACEUTICAL CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                Applied for
        -------------------                  -------------------------
      (State of incorporation)        (I.R.S. Employer Identification Number)


                            800 Sheppard Avenue West,
                                Commercial Unit 1
                North York,, Ontario, Canada M3H 6B4 (address of
                     principal executive offices) (Zip Code)


                                 (416) 633-3004
                           --------- ----------------
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of June 30, 2000, the Company had 10,392,500 issued and outstanding shares of common stock.

                           L.A.M. PHARMACEUTICAL CORP.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (Unaudited)






CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Accountants' Report on Interim Financial Data              F - 2

Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999      F - 3

Statements of Changes in Stockholders' Deficit for the Period
 From the Date Of Inception (February 1, 1994) Through
 June 30, 2000 (Unaudited)                                       F - 4 to F - 5

Statements of Operations for the Three Months and Six Months
 Ended June 30, 2000 and 1999 (Unaudited) and for the Period
 From the Date of Inception  (February 1, 1994)
  Through June 30, 2000 (Unaudited)                                    F - 6

Statements of Cash Flows for the Three Months and Six months
 Ended June 30, 2000 and 1999 (Unaudited) and for the Perio
 From the Date of Inception  (February 1, 1994)
  Through June 30, 2000 (Unaudited)                                    F - 7

Notes to Financial Statements                                          F - 8

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
  and Shareholders
L.A.M. Pharmaceutical, Corp.
Miami, Florida


      We have reviewed the accompanying balance sheet of L.A.M. Pharmaceutical, Corp. (a Development Stage Company) as of June 30, 2000 and the related statements of operations, changes in stockholders' deficit and cash flows for the three months and six months ended June 30, 2000 and 1999 and for the period from the date of inception (February 1, 1994) through June 30, 2000, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

      A review consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the balance sheets as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and for the period from the date of inception (February 1, 1994)) through December 31, 1999 (presented elsewhere herein); and in our report dated March 15, 2000, we expressed an unqualified opinion on those financial statements.







Rotenberg & Company, LLP
Rochester, New York
  August 9, 2000

L.A.M. PHARMACEUTICAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

BALANCE SHEETS
                                                   (Unaudited)
                                                    June 30,      December 31,
                                                      2000           1999
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and Cash Equivalents                       $   292,406  $     558,710
Cash Held by Broker - Debentures                    362,768        465,000
Note Receivable - Debentures                         50,000         50,000
Accounts Receivable                                  75,000         75,000
Inventory - Raw Materials                            25,000             --
Investment in Affiliate                                 --              --
Prepaid Expenses                                      7,917             --
-----------------------------------------------------------------------------

Total Current Assets                                813,091      1,148,710

Property and Equipment - Net of
Accumulated Depreciation                             14,814          4,922

Other Assets
Patents and Trademarks - Net of
Accumulated Amortization                            279,226        232,417
--------------------------------------------------------------------------------
Total Assets                                     $1,107,131   $  1,386,049
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses           $   269,230  $     111,627
Convertible Debentures                            1,527,000      1,252,000
--------------------------------------------------------------------------

Total Current Liabilities                         1,796,230      1,363,627

Non-Current Liabilities
Due to Stockholders                               1,266,837      1,390,837
Deferred Royalty Revenue                            207,360        207,360
--------------------------------------------------------------------------

Total Liabilities                                 3,270,827      2,961,824

Stockholders' Deficit
Common               Stock - $.0001 Par;
                     50,000,000 Shares
                     Authorized; 10,392,500
                     and 10,332,500 Shares
                     Issued and Outstanding
                     as of June 30, 2000 and
                     December 31,2000,
                     Respectively                     1,039          1,039
Additional Paid in Capital                        3,713,669      3,384,823
Deficit Accumulated During Development Stage     (5,878,004)    (4,961,637)

Total Stockholders' Deficit                      (2,163,296)    (1,575,775)
---------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit   $   1,107,131   $  1,386,049
==========================================================================



    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From the Date of Inception (February 1, 1994) Through
June 30, 2000
--------------------------------------------------------------------------------

                                                                  Deficit
                                                                Accumulated
                                                   Additional     During          Total
                                         Common     Paid-In     Development    Stockholders
                              Shares     Stock      Capital        Stage      Equity/(Deficit)

Inception - February 1, 1994      --     $ --      $    --       $   --          $  --

Capital Contribution -
 Services Rendered                --       --       22,799           --          22,799

Capital Contribution -
 Laboratory Equipment             --       --       24,245           --          24,245

Net Loss                          --       --           --       (356,393)     (356,393)
-------------------------------------------------------------------------------------------

Balance - December 31, 1994       --       --       47,044       (356,393)     (309,349)

Capital Contribution -
 Services Rendered                --       --      172,020           --         172,020

Net Loss                          --       --           --       (522,095)     (522,095)
-------------------------------------------------------------------------------------------


Balance - December 31, 1995       --       --     219,064        (878,488)     (659,424)

Capital Contribution -
 Services Rendered                --       --     185,495             --        185,495

Capital Contribution -
 Leasehold Improvements           --       --       9,775             --          9,775

Capital Contribution -
 Interest Expense                 --       --      49,738             --         49,738

Capital Contribution in Cash      --       --      51,001             --         51,001

Net Loss                          --       --          --       (643,733)      (643,733)
-----------------------------------------------------------------------------------------
Balance December 31, 1996         --     $ --   $ 515,073    $(1,522,221)   $(1,007,148)
-----------------------------------------------------------------------------------------
Capital Contribution -
 Services Rendered                --       --     377,072             --        377,072

Capital Contribution -
 Interest Expense                 --       --      99,477             --         99,477

Capital Contribution in Cash      --       --     111,199             --        111,199

Distribution                      --       --     (30,000)            --        (30,000)

Net Loss                          --       --          --       (499,626)      (499,626)
------------------------------------------------------------------------------------------


                                                                 -continued -


    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From the Date of Inception (February 1, 1994) Through June 30, 2000 - Continued

                                                                      Deficit
                                                                    Accumulated
                                                      Additional      During           Total
                                             Common    Paid-In      Development    Stockholders
                                 Shares      Stock      Capital        Stage     Equity/(Deficit)
------------------------------------------------------------------------------------------------

Balance - December 31, 1997           --         --    1,072,821     (2,021,847)      (949,026)

Recapitalization as L.A.M.
  Pharmaceutical, Corp.        6,000,000        600         (600)            --             --

Capital Contribution -
  Interest Expense                    --         --      103,579             --        103,579

Issuance of Common Stock
   for Cash                    4,332,500        433      378,352             --        378,785

Distribution                          --         --      (38,660)            --       (38,660)

Net Loss Restated                     --         --           --       (458,807)     (458,807)
-----------------------------------------------------------------------------------------------

Balance - December 31, 1998 -
  Restated                    10,332,500      1,033    1,515,492     (2,480,654)     (964,129)

Capital Contribution -
  Interest Expense                    --         --      107,681             --        107,681

Issuance of Common Stock
  for Cash                        60,000          6       59,994             --         60,000

Stock Options and Awards
  Granted, Compensation for
   Services Rendered                  --         --      449,656             --        449,656

Conversion Premium on
Convertible Debentures                --         --    1,252,000             --      1,252,000

Net Loss - Restated                   --         --           --     (2,480,983)    (2,480,983)
-----------------------------------------------------------------------------------------------

 Balance - December 31, 1999 -
    Restated                   10,392,500     1,039    3,384,823     (4,961,637)    (1,575,775)

Capital Contribution -
  Interest Expense                     --        --       26,923             --         26,923

Conversion Premium on
Convertible Debentures                 --        --      265,000             --        265,000

Net Loss for the Period -
   (Unaudited) - Restated              --        --           --       (724,566)      (724,566)
-----------------------------------------------------------------------------------------------

Balance - March 31, 2000 -
   Restated                    10,392,500     1,039    3,676,746     (5,686,203)    (2,008,418)

Capital Contribution -
  Interest Expense                     --        --       26,923             --         26,923

Conversion Premium on
Convertible Debentures                 --        --       10,000             --         10,000

Net Loss for the Period -
  (Unaudited)                          --         --         --        (191,801)      (191,801)
----------------------------------------------------------------------------------------------

Balance - June 30, 2000
  (Unaudited)                  10,392,500      1,039  $3,713,669   $ (5,878,004)   $(2,163,296)
===============================================================================================


        The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2000 and 1999 and for the Period From the Date of Inception (February 1, 1994) Through June 30, 2000

                                                                                            Date of Inception
                             (Unaudited)          (Unaudited)           (Unaudited)        (February 1, 1994)
                          Six Months Ended      Six Months Ended    Quarter Ended June 30,      Through
                            June 30, 2000       June 30, 1999       2000            1999      June 30, 2000
----------------------------------------------------------------------------------------------------------------
 Total Revenue                $     --            $    --        $     --        $    --       $  200,000
----------------------------------------------------------------------------------------------------------------
Expenses
Research and Development       163,969             58,287          22,904         14,062        1,874,768
General and Administrative     357,545            130,790         101,048         60,170        1,952,837
Interest Expense               120,376             53,846          60,188         26,923          493,795
Conversion Premium             275,000                 --          10,000             --        1,527,000
Depreciation and Amortization   13,122              3,090           8,577          1,545           40,271
------------------------------------------------------------------------------------------------------------
 Total Expenses                930,012            246,013         202,717        102,700        5,888,671
------------------------------------------------------------------------------------------------------------
Income From Operations        (930,012)          (246,013)       (202,717)      (102,700)      (5,688,671)
------------------------------------------------------------------------------------------------------------
Other Income (Expense)
Interest Income                 13,663              4,569          10,916          3,446           18,027
loss on Investment in Affiliate     --                 --              --             --         (207,360)
------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)    13,663              4,569          10,916          3,446         (189,333)
------------------------------------------------------------------------------------------------------------
Net Loss                    $ (916,349)         $(241,444)     $ (191,801)     $ (99,254)     $(5,878,004)
------------------------------------------------------------------------------------------------------------
Loss Per Common Share - Basic
and Diluted                 $    (0.09)         $   (0.02)     $    (0.02)     $   (0.01)     $     (0.42)
------------------------------------------------------------------------------------------------------------
Weighted Average Number
 of Common Shares
  Outstanding               10,392,500         10,392,500       10,392,500    10,047,917
------------------------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 (A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 1999 and for the Period From the Date of Inception (February 1, 1994) Through June 30, 2000

                                                                                                    Date of Inception
                                     (Unaudited)          (Unaudited)           (Unaudited)         (February 1, 1994)
                                  Six Months Ended      Six Months Ended    Quarter Ended June 30,       Through
                                    June 30, 2000       June 30, 1999       2000            1999       June 30, 2000
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Loss                             $ (916,349)         $ (241,444)    $(191,801)      $(99,254)      $(5,878,004)
Adjustments to Reconcile Net Loss to
  Net Cash Flows From Operating Activities:
    Depreciation and Amortization        13,122               3,090         8,597          1,545            55,942
    Capital Contributions:
      Services including Stock Options       --                 --             --             --         1,207,042
   Interest Expense                      87,111             53,846         26,923         26,293           414,321
   Conversion Premium on Debenture      275,000                 --         10,000             --         1,527,000
   Loss on Investment in Affiliate           --                 --             --             --           207,360
  Changes in Assets and Liabilities:
    Accounts Receivable                      --                 --             --             --           (75,000)
    Inventory - Raw Materials           (25,000)                --        (25,000)            --           (25,000)
    Prepaid Expenses                     (7,917)                --         22,083             --            (7,917)
    Accounts Payable and Accrued
      Expenses                          124,338            107,213        121,594         51,012           269,230
    Due to Stockholders                (124,000)                --       (124,000)            --         1,266,837
    Other                                    --              1,820           (467)         3,689                 8
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating
   Activities                          (573,695)           (75,475)      (152,071)      (16,715)        (1,038,181)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Equipment                             (14,942)                --         (1,738)           --            (20,028)
  Patents and Trademarks                (54,899)                --             --       (71,859)          (295,942)
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Investing
   Activities                           (69,841)                --         (1,738)       (71,859)         (315,970)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Cash Capital Contributions                 --                 --             --            --            162,200
  Proceeds from Issuance of Common Stock     --                 --             --            --            438,785
    Proceeds from Convertible
        Debentures                      275,000           (125,000)        10,000            --          1,477,000
  Distributions to Stockholders              --                 --             --            --           (68,660)
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Financing
   Activities                           275,000           (125,000)        10,000            --          2,009,325
---------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash
   Equivalents                         (368,536)          (200,475)      (143,809)      (88,574)           655,174

Cash and Cash Equivalents - Beginning
  of Period                           1,023,710            410,577        798,983       298,676                 --
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End
   of Period                            655,174            210,102     $  655,174     $ 210,102         $  655,174
---------------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common Stock in Exchange
    for Property and Equipment                                         $       --     $      --         $   34,020
Investment in Affiliate                                                                                 $  207,360
Deferred Revenue                                                                                        $  207,360
---------------------------------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note A -  Basis of Presentation

        The condensed financial statements of L.A.M. Pharmaceutical, Corp. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included elsewhere herein in the Company's registration statement on Form 10SB.

        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of for the calendar year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the Securities and Exchange Commission and costs incurred to raise capital and acquisitions of patents and trademarks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the actual results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form-10SB.

Results of Operations

Three months ended June 30, 2000 compared with the three months ended June 30, 1999

Expenses

Research and Development

      Research and development expenses were $22,904 for the three months ended June 30, 2000 as compared to $14,062 for the three months ended June 30, 1999. The increase was attributable to the timing of clinical studies conducted during the first quarter of 2000.

General and Administrative

      General and administrative costs increased by $40,878 from $60,170 for the three months ended June 30, 1999 to $101,048 for the three months ended June 30, 2000. The increase in general and administrative costs was attributable to the Company's efforts in raising capital, restructuring its business activities, and registering the Company's common stock.

Interest Expense

      Interest expense for the three months ended June 30, 2000 increased by $33,265 to $60,188 as compared with $26,923 for the three months ended June 30, 1999. The increase represents the interest accrued for the quarter on the convertible debentures that were issued during the second half of 1999 and the first quarter of 2000.

Depreciation and Amortization

      Depreciation and amortization increased by $7,032 from $1,545 for the three months ended June 30, 1999 to $8,577 for the three months ended March 31, 2000. The increase was due primarily to the amortization of patents and trademarks acquired during 1999.

Other Income

      Other income, which was comprised only of interest income, was $10,916 for the three months ended June 30, 2000 as compared with $3,446 for the three months ended June 30, 1999. The increase was attributed to the increase in invested cash as a result of the debentures that were issued during the later half of 1999 and the first quarter of 2000.

Six months ended June 30, 2000 compared with the six months ended June 30, 1999

Expenses

Research and Development

      Research and development expenses increased by $105,682 from $58,287 for the six months ended June 30, 1999 to $163,969 for the six months ended June 30, 2000. The increase was attributable to the increased activities as a result of the cash available from issuance of the debentures in the later half of 1999 and first quarter 2000.

General and Administrative Costs

      General and administrative costs increased by $226,755 from $130,790 for the six months ended June 30, 1999 to $357,545 for the six months ended June 30, 2000. The increase in general and administrative costs was attributable to the Company's efforts in raising capital, restructuring its business activities, and registering the Company's common stock.

Interest Expense

      Interest expense for the six months ended June 30, 2000 increased by $66,530 to $120,376 as compared with $53,846 for the six months ended June 30, 1999. The increase represents the interest accrued for the six month period on the convertible debentures that were issued during the second half of 1999 and the first quarter of 2000.

Depreciation and Amortization

      Depreciation and amortization increased by $10,052 from $3,090 for the six months ended June 30, 1999 to $13,142 for the six months ended June 30, 2000. The increase was due primarily to the amortization of patents and trademarks acquired during 1999.

Other Income

      Other income, which was comprised only of interest income, was $13,663 for the six months ended June 30, 2000 as compared with $4,569 for the six months ended June 30, 1999. The increase was attributed to the increase in invested cash as a result of the convertible debentures that were issued during the later half of 1999 and the first quarter of 2000.

Liquidity and Sources of Capital

      During the six months ended June 30, 2000 the Company's operations used approximately $574,000 in cash and the Company spent approximately $70,000 on patent and trademark applications and purchases of equipment. Cash required for operations during the six months ended June 30, 2000 was generated through sales of convertible notes of $275,000. The Company's primary source of liquidity at June 30, 2000 was $655,174 in cash accounts.

      During the remainder of fiscal year 2000, the Company expects that it will spend between $110,000 and $150,000 on research, development, and clinical studies. As of June 30, 2000 the Company had working capital of approximately
$577,000 (exclusive of the convertible debentures that are expected to be converted to equity and liabilities due to shareholders of the Company). The Company plans to use its existing financial resources as well as the proceeds from the sale of its common stock to fund its capital requirements during this period. The Company does not have any commitments from any third party to provide any capital to the Company. It should be noted that substantial funds may be needed for more extensive research and clinical studies which may be necessary before the Company will be able to sell any of its products on a commercial basis.

      Other than funding its research and development activities and operating losses, the Company does not have any material capital commitments.

      All of the Company's products are in the development stage. As a result, the Company has not generated any revenues from the sale of its products. Revenues since its inception has been limited to payments received from Ixora for expense reimbursements and interest income on invested cash balances.

      Due to the lack of any significant revenues, the Company has relied upon proceeds realized from the public and private sale of its common stock and convertible notes to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with research and development, clinical studies and administrative costs. Since the Company does not anticipate realizing revenues until such time as it begins the commercial sale of its products or enters into licensing arrangements regarding these products (which could take a number of years), the Company will be required, through the sale of securities, debt financing or other arrangements, to fund its operations. However, there can be no assurance that such financing will be available or be available on favorable terms.

      Since its inception in 1994 the Company has incurred losses of $(5,878,004). The Company expects to incur additional losses for the foreseeable future, and the Company's losses could increase as research and development efforts progress.

                                     PART II
                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                           L.A.M. PHARMACEUTICAL CORP.



                              By:  /s/ Alan Drizen
                                   Alan Drizen, Chief Executive Officer


                              Date:     August 16, 2000