Form 10QSB
period 2000-09-30
LAM PHARMACEUTICAL CORP
filed 2000-11-20
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-30641

                           L.A.M. PHARMACEUTICAL CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                             Applied for
        -------------------                  --------------------------
         (State of incorporation)        (I.R.S. Employer Identification Number)


                            800 Sheppard Avenue West,
                                Commercial Unit 1
                       North York, Ontario, Canada M3H 6B4
               (address of principal executive offices) (Zip Code)

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

                                 YES [X] NO [ ]


As of September 30, 2000, the Company had 11,342,500 issued and outstanding shares of common stock.

                                     PART I






                          L.A.M. PHARMACEUTICAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Independent Accountants' Report on Unaudited Interim
 Financial Data                                                          F-2

Balance Sheets at September 30, 2000 (Unaudited) and
 December 31, 1999                                                       F-3

Statements of Changes in Stockholders' Deficit for the Period
 From the Date Of Inception (February 1, 1994) Through
 September 30, 2000 (Unaudited)                                       F-4 to F-6

Statements  of Operations  for the Three Months and Nine
 Months Ended  September 30, 2000 and 1999 (Unaudited) and
 for the Period From the Date of Inception (February 1, 1994)
 Through September 30, 2000 (Unaudited)                                  F-7

Statements  of Cash Flows for the Three Months and Nine
 months Ended September 30, 2000 and 1999 (Unaudited) and
 for the Period From the Date of Inception (February 1, 1994)
 Through September 30, 2000 (Unaudited)                                F8 to F-9

Notes to Financial Statements                                            F-9

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
L.A.M. Pharmaceutical, Corp.
Miami, Florida


      We have reviewed the accompanying balance sheet of L.A.M. Pharmaceutical, Corp. (a Development Stage Company) (A Delaware Corporation) as of September 30, 2000 and the related statements of operations, changes in stockholders' deficit and cash flows for the three months and nine months ended September 30, 2000 and 1999 and for the period from the date of inception (February 1, 1994) through September 30, 2000, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999 (presented herein), and the related statements of operations, changes in stockholders' deficit and cash flows for the two years in the period then ended, and for the period from the date of inception (February 1, 1994)) through December 31, 1999 (not presented herein), and in our report dated March 15, 2000, we expressed an unqualified opinion on those financial statements. We have not performed any auditing procedures subsequent to the date of our previous report.




Rotenberg & Company, LLP
Rochester, New York
  November 2, 2000

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)


BALANCE SHEETS
                                             (Unaudited)
                                          September 30, 2000  December 31, 1999
ASSETS
Current Assets
Cash and Cash Equivalents                  $    544,025       $     558,710
Cash Held by Broker - Debentures              1,300,000             465,000
Note Receivable - Debentures                     50,000              50,000
Accounts Receivable                              75,000              75,000
Inventory - Raw Materials                       125,375                  --
Prepaid Expenses                                  5,278                  --
Total Current Assets                          2,099,678           1,148,710

Property and Equipment - Net of
   Accumulated Depreciation                      19,082               4,922

Other Assets
Patents and Trademarks - Net of Accumulated
   Amortization                                 319,252             232,417

Total Assets                              $   2,438,012        $  1,386,049

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses     $     371,000        $    111,627
Convertible Debentures                        2,507,500           1,252,000
Total Current Liabilities                     2,878,500           1,363,627

Non-Current Liabilities
Due to Stockholders                           1,266,837           1,390,837
Deferred Royalty Revenue                        207,360             207,360
Total Liabilities                             4,352,697           2,961,824

Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Shares
Authorized;
   11,342,500  and 10,392,500 Shares Issued and
   Outstanding as of September 30, 2000 and
   December 31,1999, Respectively                 1,134               1,039
Additional Paid in Capital                    4,464,614           3,461,483
Deficit Accumulated During
   Development Stage                         (6,380,433)         (5,038,297)
Total Stockholders' Deficit                  (1,914,685)         (1,575,775)

Total Liabilities and Stockholders'
   Deficit                                 $  2,438,012        $  1,386,049



          The  accompanying   notes  are  an  integral  part  of  the  financial
statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)


STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From the Date of Inception (February 1, 1994) Through September 30, 2000


-------------------------------------------------------------------------------------------------
                                                                   Deficit
                                                                 Accumulated
                                                     Additional     During         Total
                                            Common    Paid-In     Development   Stockholders
                                  Shares    Stock     Capital       Stage      Equity/(Deficit)
-------------------------------------------------------------------------------------------------
Inception - February 1, 1994    $    --       --        --            --              --

Capital Contribution - Services
Rendered                             --       --       22,799         --          22,799

Capital Contribution -  Laboratory
Equipment                            --       --       24,245         --          24,245

Net Loss
                                     --       --         --        (356,393)    (356,393)
----------------------------------------------------------------------------------------
Balance - December 31, 1994
                                     --       --       47,044      (356,393)    (309,349)

Capital Contribution - Services
Rendered                             --       --      172,020          --        172,020

Net Loss
                                     --       --         --        (522,095)    (522,095)
----------------------------------------------------------------------------------------
Balance - December 31, 1995
                                     --       --      219,064      (878,488)    (659,424)

Capital Contribution - Services
Rendered                             --       --      185,495          --        185,495

Capital Contribution - Leasehold
Improvements                         --       --        9,775          --          9,775

Capital Contribution - Interest
Expense                              --       --       49,738          --         49,738

Capital Contribution in Cash
                                     --       --       51,001          --         51,001

Net Loss
                                     --       --          --       (643,733)    (643,733)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Balance - December 31, 1996
                                     --       --      515,073    (1,522,221)  (1,007,148)

Capital Contribution - Services
Rendered                             --       --      377,072          --        377,072

Capital Contribution - Interest
Expense                              --       --       99,477          --         99,477

Capital Contribution in Cash
                                     --       --      111,199          --        111,199

Distribution
                                     --       --      (30,000)         --        (30,000)

Net Loss
                                     --       --          --       (499,626)    (499,626)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Balance - December 31, 1997          --    $  --   $1,072,821  $ (2,021,847)   $(949,026)



                                   -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)


STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period From the Date of Inception (February 1, 1994) Through September 30, 2000 - Continued



-------------------------------------------------------------------------------------------------
                                                                   Deficit
                                                                 Accumulated
                                                     Additional     During         Total
                                            Common    Paid-In     Development   Stockholders
                                  Shares    Stock     Capital       Stage      Equity/(Deficit)
-------------------------------------------------------------------------------------------------
Balance - December 31, 1997         --     $   --   $1,072,821  $(2,021,847)    $(949,026)

Recapitalization as L.A.M.
  Pharmaceutical, Corp.       6,000,000       600         (600)          --            --

Capital Contribution - Interest
Expense                             --         --      103,579           --       103,579

Issuance of Common Stock
 for Cash                     4,332,500       433      378,352           --       378,785

Distribution                        --         --      (38,660)          --       (38,660)

Net Loss                            --         --           --     (458,807)     (458,807)
-------------------------------------------------------------------------------------------
Balance - December
 31, 1998                    10,332,500     1,033    1,515,492   (2,480,654)     (964,129)

Capital Contribution - Interest
Expense                             --         --      107,681           --       107,681

Issuance of Common Stock
 for Cash                       60,000          6       59,994           --        60,000

Stock Options and Awards Granted
- Compensation for Services
Rendered                            --         --      526,316           --       526,316

Conversion Premium on
  Convertible Debentures            --         --    1,252,000           --     1,252,000

Net Loss
                                    --         --           --    (2,557,643)  (2,557,643)
-------------------------------------------------------------------------------------------
 Balance - December
  31, 1999                  10,392,500      1,039    3,461,483    (5,038,297)  (1,575,775)

Capital Contribution - Interest
Expense                             --         --       26,923            --       26,923

Conversion Premium on
  Convertible Debentures            --         --      265,000            --      265,000

Net Loss for the Period -
(Unaudited)                         --         --           --      (724,566)    (724,566)
-------------------------------------------------------------------------------------------
 Balance - March
  31, 2000                  10,392,500     $1,039    $3,753,406   $(5,762,863) $(2,008,418)





                                   -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)


STATEMENTS OF CHANGES IN STOCKHOLDERS'
DEFICIT

For the Period From the Date of Inception (February 1, 1994) Through September 30, 2000 - Continued



-------------------------------------------------------------------------------------------------
                                                                   Deficit
                                                                 Accumulated
                                                     Additional     During         Total
                                            Common    Paid-In     Development   Stockholders
                                  Shares    Stock     Capital       Stage      Equity/(Deficit)
-------------------------------------------------------------------------------------------------
Balance - March 31, 2000       10,392,500   $1,039   $3,753,406  $(5,762,863)   $(2,008,418)

Capital Contribution - Interest
Expense                                --       --       26,923           --         26,923

Conversion Premium on
  Convertible Debentures               --       --       10,000           --         10,000

Net Loss for the Period -
(Unaudited)                            --       --           --     (191,801)      (191,801)
-------------------------------------------------------------------------------------------

Balance - June 30, 2000        10,392,500    1,039    3,790,329   (5,954,664)    (2,163,296)
-------------------------------------------------------------------------------------------

Capital Contribution - Interest
Expense                                --       --       26,920           --         26,920

Conversion Premium on
  Convertible Debentures               --       --       85,260           --         85,260

Debentures Converted to Common
Stock                             780,000       78      439,922           --        440,000

Stock Options Exercised           170,000       17      122,183           --        122,200

Net Loss for the Period -
(Unaudited)                            --       --           --     (425,769)      (425,769)
--------------------------------------------------------------------------------------------

Balance - September 30, 2000   11,342,500   $1,134   $4,464,614  $(6,380,433)    (1,914,685)
--------------------------------------------------------------------------------------------




          The  accompanying   notes  are  an  integral  part  of  the  financial
statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2000 and 1999 and for the Period From the Date of Inception (February 1, 1994) Through
September 30, 2000

--------------------------------------------------------------------------------


                                                                       Date of
                           (Unaudited)          (Unaudited)        Inception
                                                                   (February 1,
                          Nine Months Ended   Three Months Ended        1994)
                            September 30,        September 30,       Through
                                                                   September 30,
                               2000       1999     2000       1999      2000
--------------------------------------------------------------------------------
Total Revenue                 $  --       $ --    $   --     $  --     $ 200,000
--------------------------------------------------------------------------------

Expenses
Research and Development      247,564   119,178   183,575    60,891    1,958,343
General and Administrative    553,525   185,044   145,980    56,222    2,209,817
Interest Expense              178,976    83,786    58,600    29,940      552,395
Conversion Premium            360,260   225,000    85,260   225,000    1,612,260
Depreciation and
  Amortization                 21,907     5,303     8,785     2,213       64,717
--------------------------------------------------------------------------------
Total Expenses              1,362,232   618,311   432,200   374,266    6,397,532
--------------------------------------------------------------------------------
Loss From Operations       (1,362,232) (618,311) (432,200) (374,266) (6,197,532)
--------------------------------------------------------------------------------
Other Income (Expense)
Interest Income                20,095     4,569     6,431        --       24,459
Loss on Investment in
Affiliate                          --        --        --        --    (207,360)
--------------------------------------------------------------------------------

Total Other Income
  (Expense)                    20,095     4,569     6,431        --    (182,901)
--------------------------------------------------------------------------------
Net Loss                  $(1,342,137)$(613,742)$(425,769)$(374,266)$(6,380,433)
--------------------------------------------------------------------------------

Loss Per Common
  Share - Basic
  and Diluted             $    (0.13) $   (0.06)  $ (0.04)  $(0.04)    $  (0.58)
--------------------------------------------------------------------------------

Weighted Average Number
 of Common Shares
 Outstanding              10,572,944 10,332,500 10,929,910 10,332,500
------------------------------------------------------------------------




          The  accompanying   notes  are  an  integral  part  of  the  financial
statement.

L.A.M. PHARMACEUTICAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



STATEMENTS OF CASH FLOWS
For the Three Months and Nine Months Ended September 30, 2000 and 1999 and for the Period From the Date of Inception (February 1, 1994) Through September 30, 2000

--------------------------------------------------------------------------------


                                                                       Date of
                           (Unaudited)          (Unaudited)        Inception
                                                                   (February 1,
                          Nine Months Ended   Three Months Ended        1994)
                            September 30,        September 30,       Through
                                                                   September 30,
                          2000       1999        2000       1999        2000
--------------------------------------------------------------------------------
Cash Flows from
Operating Activities
Net Loss              $(1,342,137) $(613,742) $(425,769) $(374,266) $(6,380,433)

Adjustments to
 Reconcile Net Loss to
 Net Cash Flows From
 Operating Activities:
  Depreciation and
    Amortization           21,907      5,303      8,785     2,213        64,717
 Capital Contributions:
  Interest Expense        80,766     83,786     26,920    29,940       441,241
   Conversion Premium
   on Debentures          360,260    225,000     85,260   225,000     1,612,260
  Loss on Investment
   in Affiliate                --         --         --        --       207,360
 Changes in Assets
  and Liabilities:
   Accounts Receivable         --    (18,700)        --     8,000       (75,000)
   Inventory - Raw
    Materials            (125,375)        --   (100,375)       --      (125,375)
   Prepaid Expenses        (5,278)        --      2,639        --        (5,278)
   Accounts Payable
    and Accrued Expenses  259,373     92,853    101,770   (95,763)      371,000
    Due to Stockholders  (124,000)        --         --        --     1,266,837
    Other                      --         --        466        --          (669)
Net Cash Flows from
 Operating Activities    (874,484)  (225,034)  (300,770) (205,545)   (2,622,671)
                         -------------------------------------------------------

Cash Flows from
 Investing Activities
 Equipment                (17,165)        --     (5,319)       --       (22,251)
Patents and Trademarks   (105,736)   (94,769)   (47,760)   (3,143)     (346,779)
                         -------------------------------------------------------

Net Cash Flows from
 Investing Activities    (122,901)   (94,769)   (53,079)   (3,143)     (369,029)
                         -------------------------------------------------------

Cash Flows from
 Financing Activities
 Cash Capital Contributions    --         --         --        --       162,200
Distributions to Stockholders  --         --         --        --       (68,660)
Proceeds from Issuance of
 Common Stock                  --         --         --        --       438,785
Proceeds from Convertible
 Debentures             1,695,500    125,000  1,420,500   225,000     2,897,500
Stock Options and
 Awards Granted                --         --         --        --     1,283,700
Note Payable                   --         --         --   (10,640)           --
Proceeds from the
 Exercise of Stock
 Options                  122,200         --    122,200        --       122,200
                          ------------------------------------------------------

Net Cash Flows from
 Financing Activities   1,817,700    125,000  1,542,700   214,360     4,835,725
                        --------------------------------------------------------

Net Increase in Cash
 and Cash Equivalents     820,315   (194,803) 1,188,851     5,672     1,844,025
Cash and Cash
 Equivalents -
 Beginning              1,023,710    410,577    655,174   210,102            --
                        --------------------------------------------------------

Cash and Cash
 Equivalents - Ending   1,844,025    215,774  1,844,025   215,774     1,844,025
                        --------------------------------------------------------

L.A.M. PHARMACEUTICAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



NON-CASH INVESTING AND FINANCING ACTIVITIES

--------------------------------------------------------------------------------


                                                                       Date of
                           (Unaudited)          (Unaudited)        Inception
                                                                   (February 1,
                          Nine Months Ended   Three Months Ended        1994)
                            September 30,        September 30,       Through
                                                                   September 30,
                          2000       1999        2000       1999        2000
--------------------------------------------------------------------------------

Issuance of Common
 Stock in Exchange
 for Property and
 Equipment              $   --      $  --       $  --      $  --     $ 34,020

Debentures Converted
 to Common Stock     $ 440,000      $  --     440,000      $  --     $440,000

Investment in Affiliate   $ --      $  --       $  --      $  --     $207,360

Deferred Revenue          $ --      $  --       $  --      $  --     $207,360
--------------------------------------------------------------------------------













          The  accompanying   notes  are  an  integral  part  of  the  financial
statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A -          Basis of Presentation

        The condensed financial statements of L.A.M. Pharmaceutical, Corp. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10SB.

        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the calendar year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the Securities and Exchange Commission and costs incurred to raise capital and acquisitions of patents and trademarks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This  Quarterly  Report  on  Form  10-QSB  contains  certain   statements  of  a
forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Annual Report included in its initial registration statement on Form 10-SB.

                                    Overview

Since its inception in 1994, the Company has been engaged in research and development activities and organizational efforts, including:

o     Identification and licensing of novel and proprietary pharmaceuticals;

o     Development of a proprietary drug delivery system;

o     Conducting pre-clinical studies and clinical trials;

o     Recruiting scientific and management personnel;

o     Establishing laboratory facilities; and

o     Raising capital.

All of the Company's products are in the development stage. As a result, the Company has not generated any revenues from the sale of pharmaceutical products. It could be several years, if ever, before the Company may recognize revenues from royalties received pursuant to any license agreements since the Company does not expect to sell its products directly to the public. Revenues since the Company's inception have been limited to payments received from a licensee pursuant to a research and development cost reimbursement agreement and interest income on invested cash balances.

Due to the lack of any significant revenues, the Company has relied upon proceeds from the private sale of its common stock and convertible debentures to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with research, development, clinical studies and administrative costs. Since the Company does not anticipate realizing revenues until such time as it begins the commercial sale of its products or enters into licensing arrangements regarding these products (which could take a number of years), the Company will be required to fund its operations through the sale of securities, debt financing or other arrangements. However, there can be no assurance that such financing will be available or be available on favorable terms.

                              Results of Operations

Three months ended September 30, 2000 as compared to the three months ended September 30, 1999

Research and Development Expenses

Research and development expenses increased by $72,684 (119.4%) to $133,575 for the three months ended September 30, 2000 from $60,891 for the three months ended September 30, 1999. The increase is primarily attributable to an increase in contracted research costs incurred in conducting clinical trials. These costs tend to fluctuate from period to period depending on the status of the Company's research projects and the timing of clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $89,758 (159.6%) to $145,980 for the three months ended September 30, 2000 from $56,222 for the three months ended September 30, 1999. The increase in general and administrative expenses was attributable to the Company's efforts in raising capital, restructuring its business activities, and registering the Company's common stock.

The primary components of general and administrative expenses for the three months ended September 30, 2000 and 1999 were as follows:

                                          2000                1999
                                          ----                ----

      Officer's salary               $    30,000       $    30,000
      Employee salaries and benefits      36,928             2,658
      Less: Salaries classified as
         Research & Development          (74,642)          (30,890)
      Investor Relations                  16,640            16,254
      Commissions paid on sales of
         Convertible Notes                14,000               ---
      Financial Consulting                 7,000             7,000
      Legal and Auditing                  74,763            10,248
      Other Supplies and Expenses         41,291            20,952
                                     -----------      ------------

         Total                         $ 145,980        $   56,222
                                       =========        ==========

Interest Expense

Interest expense for the three months ended September 30, 2000 increased by $28,660 (95.7%) to $58,600 as compared with $29,940 for the three months ended September 30, 1999. The increase represents the interest accrued for the quarter on the convertible debentures that were issued during the fourth quarter of 1999 and the nine months ended September 30, 2000.

Conversion Premium

Conversion premium on the convertible debentures for the three months ended September 30, 2000 decreased by $139,740 (62.1%) to $85,260 as compared with $225,000 for the three months ended September 30, 1999.

The decrease reflects the difference between the fair value of the common stock and the conversion price based on the amount of convertible debentures sold in each respective quarter.

Depreciation and Amortization

Depreciation and amortization increased by $6,572 (297.0%) to $8,785 for the three months ended September 30, 2000 as compared with $2,213 for the three months ended September 30, 1999. The increase was attributable primarily to the amortization of patents and trademarks acquired during 1999.

Other Income

Other income, which is comprised only of interest income, was $6,432 for the three months ended September 30, 2000 as compared with $0 for the three months ended September 30, 1999. The increase was attributed to the increase in invested cash as a result of the debentures that were issued during the fourth quarter of 1999 and the nine months ended September 30, 2000.

Nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999

Research and Development Expenses

Research and development expenses increased by $128,386 (107.7%) to $247,564 for the nine months ended September 30, 2000 from $119,178 for the nine months ended September 30, 1999. The increase is primarily attributable to an increase in contracted research costs incurred in conducting clinical trials. These costs tend to fluctuate from period to period depending on the status of the Company's research projects and the timing of clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $368,481 (199.1%) to $553,525 for the nine months ended September 30, 2000 from $185,044 for the nine months ended September 30, 1999. The increase in general and administrative expenses was attributable to the Company's efforts in raising capital, restructuring its business activities, and registering the Company's common stock.

The primary components of general and administrative expenses for the nine months ended September 30, 2000 and 1999 were as follows:

                                          2000              1999
                                          ----              ----

      Officer's salary               $    90,000       $    90,000
      Employee salaries and benefits     225,186            51,249
      Less: Salaries classified as
         Research & Development         (212,287)         (134,878)
      Investor Relations                  84,239            49,294
      Commissions paid on sales of
         Convertible Notes                88,600                --
      Financial Consulting                31,500            32,261
      Legal and Auditing                 133,109            65,073
      Other Supplies and Expenses        113,178            32,045
                                      ----------      ------------

         Total                         $ 553,525         $ 185,044
                                       =========         =========

Interest Expense

Interest expense for the nine months ended September 30, 2000 increased by $95,190 (113.6%) to $178,976 as compared with $83,786 for the nine months ended September 30, 1999. The increase represents the interest accrued for the nine months on the convertible debentures that were issued during the fourth quarter of 1999 and the nine months ended September 30, 2000.

Conversion Premium

Conversion premium on the convertible debentures for the nine months ended September 30, 2000 increased by $135,260 (60.1%) to $360,260 as compared with $225,000 for the nine months ended September 30, 1999. The increase reflects the difference between the fair value of the common stock and the conversion price based on the amount of convertible debentures sold in each respective period.

Depreciation and Amortization

Depreciation and amortization increased by $16,604 (313.1%) to $21,907 for the nine months ended September 30, 2000 as compared with $5,303 for the nine months ended September 30, 1999. The increase was attributable primarily to the amortization of patents and trademarks acquired during 1999.

Other Income

Other income, which is comprised only of interest income, was $20,095 for the nine months ended September 30, 2000 as compared with $4,569 for the nine months ended September 30, 1999. The increase was attributed to the increase in invested cash as a result of the debentures that were issued during the fourth quarter of 1999 and the nine months ended September 30, 2000.

Liquidity and Sources of Capital

The Company's primary source of liquidity as of September 30, 2000 is cash and cash equivalent investments of approximately $544,000 and cash held by brokers on the sale of convertible debentures of $1,300,000. The deficiency in working capital, net of the liability for the convertible debentures, increased from a negative $215,000 as of December 31, 1999 to a negative $779,000 as of September 30, 2000.

The Company's operations used approximately $874,000 in cash during the nine months ended September 30, 2000. During this period the Company also spent approximately $106,000 on patent and trademark applications and $17,000 for equipment purchases. Cash required during the nine months ended September 30, 2000 was generated through sales of convertible debentures of $1,695,500 and $122,200 in proceeds from the exercise of stock options.

During the nine months ended September 30, 1999 the Company's operations used approximately $225,000 in cash and the Company spent approximately $95,000 on patent and trademark applications. Cash required during this period was generated through sales of the Company's convertible debentures of $125,000 and the use of existing cash balances.

The Company's operations used approximately $301,000 in cash during the quarter ended September 30, 2000 as compared with $204,000 for the quarter ended September 30, 1999. The Company spent approximately $48,000 and $3,000 on patents and trademark applications and $5,000 and $1,000 on equipment purchases for the quarters ended September 30, 2000 and 1999, respectively. Cash required during these periods was derived primarily from the sale of convertible debentures of $1,420,500 and $225,000, respectively.

During the next twelve months, the Company expects that it will spend between $110,000 and $150,000 on research, development, and clinical studies, exclusive of amounts which the Company expects to be paid by a licensee for clinical studies relating to the Company's sexual dysfunction drug. As of September 30, 2000 the Company had working capital of approximately $1,700,000 (exclusive of the convertible debentures, that are expected to be converted to equity, and liabilities due to shareholders of the Company). The Company plans to use its existing financial resources as well as the proceeds from the sale of its common stock and convertible debentures to fund its research and development activities and its capital requirements during the next twelve months. The Company does not have any commitments from any third party to provide any capital to the Company. It should be noted that substantial funds may be needed for more extensive research and clinical studies that may be necessary before the Company will be able to sell any of its products on a commercial basis.

Other than funding its research and development activities and operating losses, the Company does not have any material capital commitments.

Plan of Operation

During the next twelve months the Company:

o will attempt to license or joint venture the technology relating to its Arthritic Pain Drug to a larger corporation which has the financial resources required to perform the clinical studies required for FDA approval.

o with the funding received from a licensee, apply to the FDA for clearance to begin Phase I clinical trials to test the Company's Sexual Dysfunction Drug.

o plans to continue testing the Company's skin care products with a view to licensing the IPM technology to third parties for use in products which will be classified as cosmetics or OTC drugs.

      During the next twelve months the Company does not anticipate hiring more than two employees.

                                     PART II
                                OTHER INFORMATION


Item 2.       Changes in Securities

      During the three months ending September 30, 2000, the Company:

1. Issued 780,000 shares of its common stock as a result of the conversion of certain convertible notes previously sold by the Company and

2. Issued 170,000 shares of its common stock as the result of the exercise of certain options previously granted by the Company.

      With respect to the foregoing, the shares issued upon the conversion of the notes were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

      The shares issued upon the exercise of the options during the quarter ending September 30, 2000 were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                           L.A.M. PHARMACEUTICAL CORP.



                              By:  /s/ Alan Drizen
                                  --------------------------------------------
                                      Alan Drizen, Chief Executive Officer


                              By:  /s/ Avi Bodenstein
                                  --------------------------------------------
                                     Avi Bodenstein, Principal Financial Officer


                              Date:     November 16, 2000