Form 10KSB
period 2000-12-31
LAM PHARMACEUTICAL CORP
filed 2001-04-02
CIK 1071272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30641
                          L.A.M. PHARMACEUTICAL, CORP.
                       ---- -----------------------------
                (Exact name of registrant as specified in charte

                Delaware                                     52-2278236
      ---------------------------------                     -------------
      (State or other jurisdiction                          (IRS Employer
           of incorporation)                                  I.D. Number)

                  800 Sheppard Avenue West, Commercial Unit 1,
                       North York, Ontario, Canada M3H 6B4
                    (Address of principal executive offices)

Registrant's  telephone  number,  including  Area Code:  (877) 526-7717 or (416)
633-3004 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                     YES        NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company did not have any revenues during its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates of the Company, (7,677,689 shares) based upon the closing price of the Company's common stock on March 15, 2001 was approximately $38,000,000.

As of March 15, 2001 the Company had 14,489,263 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

     L.A.M. Pharmaceutical, Corp. was incorporated in Delaware in July 1998. In September 1998 L.A.M. acquired all of the issued and outstanding shares of LAM Pharmaceuticals LLC for 6,000,000 shares of L.A.M.'s common stock. LAM
Pharmaceuticals LLC was organized in Florida in 1994, initially as a partnership, to commercialize a new drug delivery system which offers patients, among other benefits, safer and more effective treatment for a number of serious diseases. Unless otherwise indicated, all references to L.A.M. include LAM Pharmaceuticals LLC.

     The objective of L.A.M. is to develop, license, produce and sell novel and proprietary pharmaceuticals. Notwithstanding the above, L.A.M. has not obtained U.S. Food and Drug Administration (FDA) approval for any of its products.

      All of L.A.M.'s products are in various stages of development and testing and the commercial sale of any of these products may not occur until September 30, 2001 at the earliest. As a result, L.A.M. expects to incur substantial losses for the foreseeable future.

     L.A.M. has a proprietary drug delivery technology that involves the use of an original Ionic Polymer Matrix (IPM) for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents.

      The IPM technology is not a drug in and of itself, but rather a new system for carrying, delivering and releasing drugs in a manner that can extend and/or improve their efficacy and safety.

      In order to fully understand and appreciate the significance and effectiveness of L.A.M.'s drug delivery technology it is important to understand how various drug-based formulations are applied to the skin and the ways that substances applied to the skin are absorbed by the skin and other structures of the body.

      For many years lotions, creams, suspensions and solutions of various natural (herbal) and therapeutic (drug) substances have been applied to the skin. When it comes to treating pain, sexual dysfunction and other disease states which emanate from structures of the body below the skin, topical therapy is not effective unless the therapeutic agent can penetrate the outer layer of the skin (stratum corneum) which acts as a protective barrier. This layer consists of numerous dead cells and cells in transition, which collectively form an effective barrier to penetration of substances, such as bacteria, in the air or in water. Thus the stratum corneum plays an important role in protecting the body from invasion by harmful substances.

      It is this same protective role which has posed a major challenge over the years regarding devising a mechanism that can effectively penetrate the stratum corneum for the purpose of delivering therapeutic substances to structures deep within the body.

      In 1994 L.A.M.'s scientists discovered that certain molecules, called polymers were found to possess strong electrical charges which, when combined with other polymers of a specific electrical charge, are able to effectively penetrate the outer layers of the skin. In addition, these molecules are able to attach or surround other molecules such as therapeutic drug molecules and carry them within a matrix through the outer layers of the skin into the deeper structures below. L.A.M.'s scientists recognized that these discoveries would be of great significance in regard to the delivery of therapeutic agents. This phenomenon, the ionic polymer matrix (IPM) delivery system, is covered by eight U.S. patents which are owned by L.A.M..

      IPM technology combines in a matrix, in a novel manner, those drugs which are well-established and generally regarded by the public, the regulatory authorities and the pharmaceutical industry as safe. Based on preliminary studies conducted to date, L.A.M. believes that its IPM technology when combined with an active drug ingredient, will facilitate the delivery of greater amounts of drug to structures within the body than is otherwise possible. IPM therefore offers potential benefits by providing faster and more prolonged therapeutic activity, less intrusive and less painful methods of delivery and faster onset of therapeutic process.

      L.A.M.'s products are regulated in the United States by the FDA. L.A.M. is of the opinion that the products being developed by L.A.M. will be classified as a cosmetic, an OTC drug, or a new drug. Products classified as cosmetics or OTC drugs may be marketed without FDA approval. New drugs that are not cosmetics and that are considered an OTC drug must be approved by the FDA prior to marketing in the United States. Before human testing can begin with respect to a new drug in the United States preclinical studies are conducted in laboratory animals to evaluate the potential efficacy and the safety of a product. Human clinical studies generally involve a three-phase process. The initial clinical evaluation, Phase I, consists of administering the product and testing for safe and tolerable dosage levels. Phase II trials continue the evaluation of safety and determine the appropriate dosage for the product, identify possible side effects and risks in a larger group of subjects, and provide preliminary indications of efficacy. Phase III trials consist of testing for actual clinical efficacy within an expanded group of patients at geographically dispersed test sites.

      L.A.M. believes that its IPM technology, when used with prescription drugs will be regulated as an unapproved new drug and will require approval by the FDA. Conversely, L.A.M.'s IPM technology, when used with a cosmetic or an OTC drug, could be marketed without FDA approval.

      L.A.M.'s initial approach has been and continues to be to research and develop applications of the IPM technology using well known and FDA approved or licensed drugs the patents for which have expired or which are not otherwise proprietary. This approach has a number of benefits:

o The properties, safety and efficacy of the drug that is to be delivered are well established and regulatory approvals or licenses for them have been granted in most or all important markets.

o The matrix materials used with the IPM technology are considered by the FDA to be safe for use in humans.
o The regulatory process required to gain approval or licenses for the drug-IPM delivery matrix should be substantially shorter than for a drug-IPM matrix where the drug is not approved or licensed.

      L.A.M. plans to evaluate a limited number of IPM/drug formulations that have shown promise during preliminary clinical investigation. L.A.M.'s preferred course is to negotiate licensing agreements and/or joint ventures with larger pharmaceutical companies which have the financial resources to fund the research and/or clinical trials necessary to complete the development of L.A.M. products.

      If the results of the clinical trials are promising, L.A.M. may then be in a position to negotiate licenses which would generate sufficient revenue so as to allow L.A.M. to exploit the IPM technology using a variety of other drugs. It should be emphasized that a number of risks may be associated with this approach. While preliminary results have been promising, there is no certainty that the efficacy of the IPM/drug formulations currently being tested will be borne out in subsequent clinical trials. In addition, more clinical studies may be requested by a potential licensee before it is willing to enter into an agreement.

      L.A.M.'s objective is to raise sufficient capital to enable it to sustain ongoing research and administrative overhead as well as to enable it to undertake the work necessary to obtain FDA approval for its products.

      The longer L.A.M. is able to fund development and the clinical trials for its products and thereby establish their efficacy, the greater their value will be to a potential licensee given the reduced risk of failure. Consequently, the longer L.A.M. retains sole ownership of the products the greater will be its bargaining position with prospective licensees and strategic alliance partners. Indeed, the industry places incrementally larger and different values on drugs as they progress through the clinical trials required by the FDA.

     L.A.M. plans to market its products in any country where a suitable market exists and which has approved L.A.M.'s products for sale.

      In July 1996, L.A.M. entered into a joint venture agreement with South Florida Bio-availability Clinic ("SFBC"), a public company listed on the AMEX ("SFC") located in Miami, Florida. SFBC is a contract research firm which has conducted over 300 in Phase I, Phase II and Phase III clinical studies for major pharmaceutical corporations. Under the terms of the agreement, SFBC has conducted a number of studies in human patients for the purpose of L.A.M.'s FDA drug approval submissions.

      The agreement between L.A.M. and SFBC provides that SFBC will provide office and laboratory space to L.A.M. in it's Miami facilities for research and development activites. SFBC also provides certain support staff and office infrastructure to L.A.M.

      This arrangement benefits L.A.M. because it allows its researchers the ability to work in close proximity to SFBC staff. In addition, by obtaining studies at cost, L.A.M. is able to move its research along at a faster pace than would have otherwise been possible.

     L.A.M. has leased approximately 3,500 square feet of space in Lewiston, New York to be used primarily for the pilot production of its pharmaceutical products. L.A.M. expects that this facility will be operational in April, 2001.

     At the present time L.A.M. is focusing its efforts on the following projects:

ARTHRITIC PAIN

     L.A.M. has developed a transdermal (through the skin) IPM drug designed to be used in topical form for the relief of arthritic pain and pain caused by related conditions.

      At the present time, an effective transdermal preparation containing an NSAID (nonsteroidal anti-inflammatory drug) for the treatment of arthritis is not available on the market. The reasons for this are apparent when one considers the technical challenges that must be overcome to effectively penetrate the outer barrier of the skin.

      Under the  terms of the  Canada  Health  Act and  regulations,  specialist physicians are permitted a compassionate prescribing prerogative. This prerogative allows for the prescribing of drugs which have not yet been approved for sale in Canada, on a compassionate basis, for patients for whom no other available medication has provided relief. Administration of the Diclofenac-IPM on a compassionate basis at the Rothbart Pain Clinic in Toronto have yielded positive results in the treatment of arthritis.

      L.A.M.'s Diclofenac-IPM is a therapeutic preparation containing 30 mg. of diclofenac per ml. This clear, aqueous and highly absorbent gel is applied to the skin adjacent to the affected area. Within several minutes the preparation dries and therapeutic levels of diclofenac are delivered to the affected structures below the skin. In the case of a patient suffering from osteoarthritis of the knee, for example, the outer layer of the knee would be treated by the application of a small amount of L.A.M.'s Diclofenac matrix to the skin covering the knee and gently massaged for 20-30 seconds. After several minutes, the patient is able to resume his or her activities.

      In cases where the patient is experiencing acute pain, relief is apparent within ten minutes. Relief of the symptoms of arthritis often lasts for 4-6 hours. In many cases one application of several doses of diclofenac will settle or reduce the pain for longer periods. Thus the application of repeated doses is required only when it becomes necessary to control pain.

      L.A.M.'s Diclofenac matrix leaves no film or residue on the surface of the skin and therefore can be applied to clean skin at any time of the day or night. In addition to the gel matrix, L.A.M. is currently working on a Diclofenac patch for long-term relief (up to 3 days) for symptoms of arthritis.

      L.A.M.'s Diclofenac-IPM gel is especially important for the treatment of arthritis in sufferers who experience acute inflammation and pain (flares). This is a common condition that occurs frequently in the joints and surrounding structures of patients suffering from osteoarthritis. Management of these acute flares is especially important for individuals who need to return to their daily activities in the shortest possible time. Clinical experience has demonstrated that when L.A.M.'s Diclofenac matrix is used for acute flares, relief of pain can occur in fifteen to twenty minutes and can last as long as twelve hours due to the ability of the IPM technology to deliver Diclofenac to affected structures beneath the skin.

      The most common form of arthritis is osteoarthritis, which affects an estimated 20+ million people in the United States and Canada. The most common form of medication used and prescribed for osteoarthritis is NSAID's. Examples of non prescription NSAID's are ASA and ibuprofen. The world's best selling prescription NSAID is diclofenac.

      A risk faced by all users of orally administered NSAIDs, in particular regular users, is NSAID-induced ulcers. NSAIDs are the most frequently used class of drug by those suffering from arthritis. It is estimated that over 20,000 deaths occur annually in Canada and the United States resulting from complications of NSAID-induced ulcers. One of the compassionate uses of L.A.M.'s Diclofenac-IPM has been to treat patients suffering from gastric side effects associated with the oral form of diclofenac. The topical administration of diclofenac through L.A.M.'s Diclofenac-IPM mechanism would obviate many of these risks and problems.

     L.A.M. is proceeding with the development of a long acting form of an Diclofenac-IPM anti-inflammatory and analgesic. L.A.M. is prioritizing its activities on the development of the previously mentioned patch and is in the process of conducting pilot studies on animals and on a compassionate basis in humans. Once these trials are concluded, L.A.M. plans on filing the appropriate data for regulatory approval and enlarging the scope of its IPM patch research.

SEXUAL DYSFUNCTION DRUG

      L.A.M. technology has been successfully used to develop a topical gel which, when applied to the genitals, provides a safe and effective treatment for male impotency, a problem affecting 140 million men worldwide. The gel is applied easily and without discomfort to the outside skin of the male genitals a few minutes before sexual intercourse. The side-effects experienced with tablets or intra-urethral treatments are minimized and are of a minor and infrequent nature. L.A.M.'s IPM matrix utilizes an established agent which has been approved for over 15 years. Pilot clinical trials conducted under the compassionate provisions of the Canada Health Act are currently being conducted in Toronto Canada.

      L.A.M.'s gel offers several major advantages over current treatments, (Viagra, Muse, etc.). Firstly, the gel is applied directly to the outside skin of the male genitals. Thus pain associated with invasive therapy is eliminated. Furthermore, side-effects associated with tablets (drug interactions) are reduced to a very low incidence and are very mild when they infrequently occur. Sexual activity can commence almost immediately after application of the gel (within 2 to 3 minutes).

     In December 1997, L.A.M. granted an exclusive worldwide license to Ixora Bio-Medical Co. ("Ixora"), for the marketing, sale and distribution of certain of its transdermal drugs for the treatment of male and female sexual dysfunction. Ixora is required to reimburse L.A.M. for all costs of clinical studies and related research required by the FDA or other government agencies as well as patent procurement and maintenance costs, provided however that after January 1, 2000 Ixora is not, without its consent, obligated to reimburse L.A.M. for costs in excess of $10,000 per quarter. In 1997 L.A.M. received a licensing payment of $200,000 from Ixora and was to receive a second licensing payment by September 30, 2000. L.A.M. agreed to extend the payment date for this second licensing  payment  to  March  31,  2001.  L.A.M.  granted  Ixora a three  month extension  whereby  Ixora has until  June 30,  2001 to pay L.A.M.  the  $300,000 licensing payment and to reimburse L.A.M. for clinical studies, research and patent work in the amount of $151,000. L.A.M. and Ixora have agreed that, unless Ixora pays $451,000 to L.A.M. on or before June 30, 2001, Ixora's license will terminate on July 1, 2001.

      L.A.M. will receive the following royalties on sales by Ixora:

o 9% of all Net Sales of licensed products approved by the FDA and for which the patent rights have not expired.

o 6.5% of all Net Sales of all licensed products which did not require FDA approval and for which the patent rights have not expired.

o 4.5% of all Net Sales of all licensed products for which the patent rights have expired or have been held to be invalid.

      For purposes of the license agreement the term "Net Sales" means gross sales less advertising/promotion expenses not exceeding 8% of gross sales and sales taxes.

     In January 1998 L.A.M. acquired a 45% interest in Ixora for $207,360. As a result of subsequent sales by Ixora of its common stock to other persons, L.A.M., as of December 31, 2000, owned 37% of Ixora's common stock.

      Preliminary trials relating to L.A.M.'s male sexual dysfunction drug are scheduled to begin by December 31, 2001. Assuming these trials are successful, L.A.M. plans to file the necessary applications with various regulatory authorities to commence Phase II and Phase III trials for the purpose of gaining marketing approval for these drugs. The trials should take approximately 12-18 months on an accelerated basis.

SKIN CARE

      L.A.M.'s IPM matrix spreads easily over large areas of skin, making it ideal for use as a cosmetic in various applications to the skin. Cosmetics are a multi-billion dollar a year industry that do not require approval before marketing, although cosmetics must be safe, contain appropriate cosmetic ingredients and be labeled properly. Various uses for L.A.M.'s product include controlling body odors, relief of dryness, and for moisturization. For example, the IPM matrix could be used as a lubricant, to replenish moisture and general skin conditioning, particularly because it is non-staining and non-irritating. When used with a fragrance, it could control odor. When combined with certain over-the-counter (OTC) drugs, L.A.M.'s IPM-drug matrix could be marketed as a cosmetic.

      Certain products marketed in the United States are considered cosmetics and OTC drugs because they make cosmetic claims as well as therapeutic claims and are intended to treat or prevent disease. Examples of such products include, but are not limited to, anti-dandruff shampoos; sunscreens; make-ups, moisturizers and skin care products that bear sunscreen, skin protectant or acne claims; products that make breath-freshening or whitening claims; antiperspirants that bear deodorant claims; and anti-microbial soaps. These products must comply with the FDA requirements for both cosmetics and OTC drugs.

      As a cosmeceutical, a combination of an OTC drug and a cosmetic product, the IPM matrix can be used for a variety of topical and other uses. These include use with certain antibiotic first aid products, antifungal drugs, dandruff, dermatitis and psoriasis control products, external analgesics, skin protectant-type products, such as for poison ivy and fever blisters and cold sores, first aid antiseptics, and anorectal products. Presently one cutaneous surgeon and dermatologist is conducting preliminary IPM skin care trials on approximately twenty patients in the Redding, California area. Since L.A.M. is of the opinion that its skin care products will be classified as a cosmetic or an OTC drug, these skin care trials are being conducted without FDA approval.

GOVERNMENT REGULATION

      L.A.M.'s drug and cosmetic products are regulated in the United States under the Federal Food, Drug and Cosmetic Act (FD&C Act), the Public Health Service Act, and the laws of certain states. The FDA exercises significant regulatory control over drugs manufactured and/or sold in the United States, including those that are unapproved.

      Federal laws such as the FD&C Act cover the testing, manufacture, distribution, marketing, labeling, advertising (for prescription drugs), of all new drugs. Drug registration and listing requirements also exist.

     L.A.M. is of the opinion that the products being developed by L.A.M. will be subject to one or more of the following FDA classifications:

Cosmetics

      Cosmetics are generally the least regulated by the FDA compared to other products subject to the FD&C Act. The legal distinction between cosmetics and drugs is typically based on the intended use of the product, which is normally discerned from its label or labeling. Cosmetic products are those intended for "cleansing, beautifying, promoting attractiveness, or altering appearance" whereas drugs are those intended for "diagnosis, cure, mitigation, treatment, or prevention of disease", or that "affect the structure or any function of the body".

      A claim suggesting that a product affects the body in some "physiological" way usually renders the product a drug - even if the effect is temporary. A claim that the product penetrates and affects layers beneath the skin's surface most likely would be viewed by the FDA as a drug claim. However, claims that a product affects appearance through a "physical" effect are generally considered cosmetic claims. The FDA's rationale for this distinction is that a claim of a physiological effect is a claim that the product "affects" the structure or function of the body, which is one element of the statutory definition of a drug. A claim indicating that a product's effects are on the surface of the skin can be a cosmetic claim.

      Although cosmetics may be marketed without FDA approval, in order to be marketed lawfully as a cosmetic, the product must be properly labeled and each ingredient and each finished cosmetic product must be adequately substantiated for safety prior to marketing.

      Products which are not cosmetics, and which are marketed in the United States, must either comply with specified OTC drug regulations (monographs) or be specifically approved through the New Drug Application (NDA) or biologic licensure process.

OTC Drugs

      OTC drugs generally are defined as those drug products that can be used safely and effectively by the general public without seeking treatment by a physician or other health care professional. Thus, they do not require a prescription by a health care professional and are available at retail establishments. An OTC drug may be marketed without FDA approval if it conforms to a particular product monograph as described below and otherwise meets the requirements of the FD&C Act.

      OTC monographs lists active ingredients, their dosage levels, and uses (claims) for which OTC drug products are considered generally recognized as safe and effective for specific use and are not misbranded. If a particular level of an active ingredient and claim are allowed by a monograph, then a manufacturer may market a product containing that ingredient and bearing that claim without specific FDA approval - subject to compliance with other requirements of the monographs and FD&C Act, including drug registration and listing obligations. Aspirin is a common drug allowed by a monograph.

      If a drug product does not conform to a particular OTC monograph, then typically an New Drug Application must be reviewed and approved by the FDA prior to marketing. Unlike prescription drugs, OTC drugs must bear adequate directions for safe and effective use and warnings against misuse.

New Drug Applications and Biologic License Applications

      New drugs and products that are not cosmetics or devices and that are not covered by an OTC monograph must be approved by the FDA prior to marketing in the United States. Pre-clinical testing programs on animals, followed by three phases of clinical testing on humans, are typically required by the FDA in order to establish product safety and efficacy. L.A.M. believes that its IPM technology, when used with approved or unapproved prescription drugs or biologics, will be regulated as an unapproved new drug or unapproved biologic and will require approval by the FDA.

      It is also possible that the IPM technology may be regulated as a combination drug and medical device, in which case it would be subject both to medical device and drug regulation.

      Medical device regulation is based on classification of the device into three classes, I, II, or III. Class III medical devices are regulated much like drugs, whereas Class I and II devices are subject to abbreviated clearance procedures. It is also possible that the use of the IPM technology with a monographed OTC drug could render the product an unapproved new drug, which would mean that the product is subject to new drug application approval requirements before marketing.

      The FDA may choose to regulate certain uses of the IPM technology as a medical device if it determines that the mechanism by which the IPM technology exerts its effects meets the definitional requirements of a medical device. A medical device is a product that, among other requirements, does not achieve its primary intended purposes through chemical action within or on the human body and is not dependent upon being metabolized for the achievement of its primary intended purposes. Although L.A.M. expects that most uses of the IPM technology will be regulated as a drug, which is in essence a product that usually achieves its effects by chemical action or physiological action in or on the body, to the extent that the IPM technology is used to deliver pharmaceutically active ingredients, it can be subject to both medical device and drug regulation.

      The first stage of evaluation, pre-clinical testing, must be conducted in animals. After safety has been demonstrated, the test results are submitted to the FDA (or a state regulatory agency) along with a request for authorization to conduct clinical testing, which includes the protocol that will be followed in the initial human clinical evaluation. If the applicable regulatory authority does not object to the proposed study, the investigator can proceed with Phase I trials. Phase I trials consist of pharmacological studies on a relatively few number of human subjects under rigidly controlled conditions in order to establish lack of toxicity and a safe dosage range.

      After Phase I testing is completed, one or more Phase II trials are conducted in a limited number of patients to continue to test the product's safety and also its efficacy, i.e. its ability to treat or prevent a specific disease. If the results appear to warrant further studies, the data are submitted to the applicable regulatory authority along with the protocol for a Phase III trial. Phase III trials consist of extensive studies in large populations designed to assess the safety of the product and the most desirable dosage in the treatment or prevention of a specific disease. The results of the clinical trials for a new drug are submitted to the FDA as part of a New Drug Application ("NDA").

      Biological drugs, such as vaccines, are subject to Biologics License Applications (BLAs), not NDAs as are other drugs. They must be safe, pure and potent. Generic competition does not exist for biologics, as it does for other drugs. Biological drugs are generally subject to the same testing, manufacturing, distribution, marketing, labeling, advertising and other requirements for other drugs.

      To the extent all or a portion of the manufacturing process for a product is handled by an entity other than L.A.M., the manufacturing entity is subject to inspections by the FDA and by other Federal, state and local agencies and must comply with FDA Good Manufacturing Practices ("GMP") requirements. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance.

      L.A.M. plans to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential drug delivery systems. Failure to comply with FDA regulations applicable to such testing can result in delay, suspension or cancellation of testing, and refusal by the FDA to accept the results of the testing. In addition, the FDA may suspend clinical studies at any time if it concludes that the subjects or patients participating in trials are being exposed to unacceptable health risks. Further there can be no assurance that human clinical testing will show any of L.A.M.'s drug delivery systems to be safe and effective or that data derived from any testing will be suitable for submission to the FDA.

      The process required by European regulatory authorities before L.A.M.'s systems can be marketed in Western Europe are similar to those in the United
States. First, appropriate pre-clinical laboratory and animal tests must be done, followed by submission of a clinical trial exemption or similar documentation before human clinical studies can be initiated. Upon completion of adequate and well controlled clinical studies in humans that establish that the drug is safe and efficacious, regulatory approval of a Market Authorization Application must be obtained from the relevant regulatory authorities. As with the FDA review process, there are numerous risks associated with the Market Authorization Application review. Additional data may be requested by the regulatory agency reviewing the Market Authorization Application to demonstrate the contribution of a product component to the clinical safety and efficacy of a product, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

      The process of biologic and new drug development and regulatory approval or licensure requires substantial resources and many years. There can be no assurance that regulatory approval will ever be obtained for products developed by L.A.M.. Authorization for testing, approval for marketing of drugs, including biologics, by regulatory authorities of most foreign countries must also be obtained prior to initiation of clinical studies and marketing in those countries. The approval process varies from country to country and the time period required in each foreign country to obtain approval may be longer or shorter than that required for regulatory approval in the United States.

      There are no assurances that clinical trials conducted in foreign countries will be accepted by the FDA for approval in the United States. Product approval or licensure in a foreign country does not mean that the product will be approved or licensed by the FDA and there are no assurances that L.A.M. will receive any approval or license by the FDA or any other governmental entity for the marketing of a drug product. Likewise product approval by the FDA does not mean that the product will be approved or licensed by any foreign country.

Product Status

      All of L.A.M.'s products are in various stages of development and testing and the commercial sale of any of these products may not occur until September 30, 2001 at the earliest. As a result, L.A.M. expects to incur substantial losses for the foreseeable future. L.A.M.'s estimates of the costs associated with future research and clinical studies may be substantially lower than the actual costs of these activities. If L.A.M.'s cost estimates are incorrect, L.A.M. will need additional funding for its research efforts. There can be no assurance that L.A.M.'s products will prove to have any therapeutic or other value.

      The following is a summary of the status of the products which are being developed by L.A.M.:

                                              Projected Cost    Projected Date
                        Anticipated FDA    Needed to Complete    of Completion
Product Name             Classification      Studies/Trials    of Studies/Trials
- ------------            ---------------    ------------------  -----------------

Arthritic Pain          New Drug Application   $1,500,000                 (1)
Sexual DysfunctionNew   Drug Application       $1,500,000    January 2002 (2)
Skin Care               Cosmetic/OTC Drug      $1,500,000                 (1)

(1) L.A.M. plans to fund the majority of the costs of these studies by licensing the rights to these products to a joint venture partner. As of February 15, 2001, L.A.M. had not entered into any agreements with any third party with respect to the further development of these products. Clinical studies are expected to last 18 to 24 months.
(2)  Clinical  studies and related  research  are  expected to be  completed  by
     ________.

     As of December 31, 2000 L.A.M. had not applied to the FDA to obtain clearance to begin any clinical trials.

Research and Development

     As part of its ongoing research and development program L.A.M. intends to develop and commercialize as many products based on its IPM technology as possible. L.A.M. is in the early stages of developing formulations involving morphine, and other compounds. L.A.M.'s long-range goal is to exploit other uses of the its matrix delivery system to improve the therapeutic effects of various drugs.

      During the years ended December 31, 1999 and 2000 L.A.M. spent $185,143 and $308,270 respectively on research and development. L.A.M.'s research and development expenditures do not include research and development expenses relating to L.A.M.'s Sexual Dysfunction Drug which were paid by Ixora Biomedical Co.

Patents and Trademarks

      As of January 31, 2001, L.A.M. owned eight U.S. patents, two U.S. patents applications and twelve international patent applications designating over 100 foreign countries with claims relating to its sustained release delivery matrix system, systems containing drug preparations, uses of the systems for various treatment therapies and addiction therapeutic program.

   L.A.M.'s patents will expire between 2015 and 2017.

Employees

     As of January 31, 2001 L.A.M. had six full time employees and one part time employee.

Offices and Facilities

     L.A.M.'s executive offices are located at 800 Sheppard Avenue West, Commercial Unit 1, North York, Ontario, Canada. L.A.M. leases this space at a rate of $1,200 per month pursuant to the lease which expires in 2003.

      L.A.M.'s research facilities are located at SFBC in Miami Florida. L.A.M.'s laboratories are registered and licensed by the State of Florida and are in compliance with the FDA's Good Manufacturing Practices. The state of the art equipment in these facilities include: three Cafano mixing systems, a 20 foot commercial depyrogenating oven, sterilized fume hood autoclaves, and a Milipure sterile manufacturing water system. In December 1999 L.A.M. leased approximately 3,500 square feet of space in Lewiston, New York to be used primarily for the pilot production of its pharmaceutical products. L.A.M. leases this space at a rate of $1,700 per month. The lease on this space expires in 2003.

ITEM  2. DESCRIPTION OF PROPERTIES

      See Item 1 of this report.

ITEM 3   LEGAL PROCEEDINGS.
         -----------------

      L.A.M. is not involved in any pending or threatened legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

      Not Applicable

ITEM 5.  MARKET FOR L.A.M.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         -----------------------------------------------------------------

      As of January 31, 2000, there were 138 record owners of L.A.M.'s common stock. L.A.M.'s common stock is traded on the OTC Bulletin Board under the symbol "LAMP". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. L.A.M.'s common stock began trading in August 1999.

            Quarter Ending              High           Low

                9/30/99                $ 1.38          $0.60
               12/31/99                $ 4.00          $0.88
                3/31/00                $10.00          $4.00
                6/30/00                $ 9.25          $4.75
               12/31/00                 $4.75          $2.62

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors and, in the event of liquidation, to share pro rata in any distribution of L.A.M.'s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. L.A.M. has not paid any dividends does not have any current plans to pay any dividends.

Issuance of Restricted Stock

      During the three months ending December 31, 2000, L.A.M.:

1. Issued 2,539,430 shares of its common stock as a result of the conversion of certain notes previously sold by L.A.M.

2. Issued 117,000 shares of its common stock as the result of the exercise of certain options previously granted by L.A.M.

      The shares issued upon the conversion of the notes were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

      The shares issued upon the exercise of the options during the quarter ending December 31, 2000 were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning L.A.M., including L.A.M.'s business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Other Shares Which May Be Issued:
- --------------------------------

    The following table lists additional shares of L.A.M.'s common stock which may be issued as the result of the exercise of outstanding options, warrants or convertible notes:

                                                  Number of             Note
                                                   Shares            Reference

   Shares issuable upon exercise of warrants        90,000              A
   issued to private investors.

   Shares issuable upon exercise of options and                         B
   warrants granted to L.A.M.'s officers,
   directors, and employees.                       710,000

   Shares issuable upon exercise of options      1,576,000              C
   granted to consultants.

   Shares issuable upon conversion of promissory
   notes.                                          975,952               D

A. Warrants are exercisable at a price of $0.65 per share and expire in September and October 2001.

B. Options are exercisable at prices between $0.65 and $4.00 and expire between September 2001 and November 2003

C. Options were granted to certain persons that provide financial and research consulting services to L.A.M. Options are exercisable at prices between $0.65 and $4.50 and expire between September 2001 and June 2005.

D. Between June 1999 and November 2000 L.A.M. sold convertible notes in the principal amount of $2,466,333.32 to various private investors. The notes bear interest rate of 9.5% and are due and payable between January and November 2001. At the option of the note holder, the amount due on the note, plus any accrued interest, may be converted into shares of L.A.M.'s common stock. The number of shares to be issued upon the conversion of the notes is determined by dividing the amount to be converted by the Conversion Price. The Conversion Price for the convertible notes varies between $0.50 and $4.00. As of January 31, 2001 notes in the principal amount of $2,310,250, plus related interest, had been converted into 3,819,430 shares of L.A.M.'s common stock. The remaining outstanding notes, plus accrued interest of approximately $1,658,250, may be converted into 975,952 shares of L.A.M.'s common stock at any time.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      The following sets forth certain financial data with respect to L.A.M. and is qualified in its entirety by reference to the more detailed financial statements and notes included elsewhere in this report.

Summary Financial Data

      All of L.A.M.'s products are in the development stage and L.A.M. has not generated any revenues from the sale of any pharmaceutical products. Revenues since its inception represent payments received from Ixora under research and development cost reimbursement agreements and interest income on invested cash balances. See Item 1 of this report for further information concerning L.A.M.'s agreement with Ixora.

Results of Operations:

                                     Year Ended             Year Ended
                                  December 31, 1999      December 31, 2000
                                  -----------------      -----------------

Sales                                $     --                $     --
Operating Expenses                 (2,474,984)             (4,805,269)
Interest Income                         2,601                  28,201
Loss on investment in affiliate       (85,260)                     --
                                    ----------              ---------

Net Loss                          $(2,474,984)            $(4,777,008)
                                   ============            ============


Balance Sheet Data:
                                 December 31, 1999       December 31, 2000

Current Assets                     $1,148,710              $2,101,706
Total Assets                        1,386,049               2,457,503
Current Liabilities                 1,363,627               1,985,012
Total Liabilities                   2,961,824               3,459,209
Working Capital (Deficiency)         (214,917)                116,694
Stockholders' (Deficit)            (1,575,775)             (1,001,706)

Year Ended December 31, 2000

      During the year ended December 31, 2000 research and development expenses increased due to the start of clinical trials in Toronto, Canada as well as deferred compensation paid to L.A.M.'s president. The clinical trials pertain to L.A.M.'s arthritic pain drug.

      General and administrative costs increased during the year as the result of sales commissions paid in connection with the sale of L.A.M.'s convertible notes, additional administrative personnel and increased legal expenses.

      The primary components of general and administrative expenses for the year ended December 31, 2000 were as follows:

      Officer's salary                          $    120,000
      Employee salaries and benefits                 277,108
      Less: Salaries classified as Research & Development(256,173)
      Investor Relations                             231,239
      Stock Options and Awards                       447,640
      Commissions paid on sales of Convertible Notes 381,300
      Financial Consulting                           238,894
      Legal and Auditing                             174,168
      Other Supplies and Expenses                    160,018
                                                  ----------

                        Total                    $ 1,774,194
                                                 ===========

      The  expense  of  $447,640   associated  with  the  grant  of  options  to
consultants and employees and the issuance of common stock for services did not require the use of cash.

      Interest expense increased due to the sale of convertible notes between September 1999 and November 2000.

      During the year ended December 31, 2000 a conversion premium of $2,395,093 relating to the sale of convertible notes was charged to expense. The conversion premium represents the difference between the fair value of L.A.M.'s common stock and the conversion price of the convertible notes sold during the year. The conversion premium did not require the use of cash.

Year Ended December 31, 1999

      Higher contracted research costs incurred in conducting clinical trials resulted in the increase in research and development expenses during 1998. Research and development expenses tend to fluctuate from period to period depending on the status of the Company's research projects and the timing of clinical trials.

      The increase in general and administrative expenses during 1999 was attributable to the Company's efforts in raising capital, restructuring its business activities, and registering the Company's common stock under the Securities Exchange Act of 1934.

      The primary components of general and administrative expenses for the year ended December 31, 1999 were:

                                                                 1999

      Officer's salary                                         $120,000
      Employee salaries and benefits                             81,830
      Less: Salaries classified as Research & Development      (135,494)
      Investor Relations                                         91,941
      Stock Options and Awards                                  526,316
      Commissions paid on sales of Convertible Notes             27,471
      Financial Consulting                                       42,876
      Legal and Auditing                                         92,802
      Other Supplies and Expenses                                58,315
                                                              ---------

                  Total                                        $906,057
                                                               --------

      The  expense  of  $526,316   associated  with  the  grant  of  options  to
consultants and employees and the issuance of common stock for services did not require the use of cash.

      The increase in interest expense represents interest accrued for the year on the convertible notes that were sold during the year ended December 31, 1999. The Company did not sell any convertible notes in 1998.

      During the year ended December 31, 1999, a conversion premium of $1,252,000 relating to the sale of convertible notes was charged to expense. The conversion premium represents the difference between the fair value of LA.M.'s common stock and the conversion price of the convertible notes sold during the year. L.A.M. did not sell any convertible notes during the year ended December 31, 1998. The conversion premium did not require the use of cash.

Liquidity and Sources of Capital

      During the year ended December 31, 1999 L.A.M.'s operations used approximately $348,000 in cash and L.A.M. spent approximately $166,000 on patent and trademark applications and $4,000 on equipment purchases. Cash required during the year was generated through sales of L.A.M.'s common stock ($60,000) and convertible notes ($1,077,000).

      L.A.M.'s operations used approximately $1,622,000 in cash during the year ended December 31, 2000. During the year L.A.M. also spent approximately $117,000 on patent and trademark applications and $38,000 for equipment. Cash required during the year ended December 31, 2000 was generated through sales of convertible debentures ($2,466,000) and the exercise of stock options ($189,000).

      The Company's primary source of liquidity as of December 31, 2000 was cash and cash equivalent investments of approximately $1,546,000 and cash held by brokers from the sale of convertible debentures of $357,000.

Plan of Operation

   During the twelve months ending December 31, 2001 L.A.M.:

o will attempt to license or joint venture the technology relating to its Arthritic Pain Drug to a larger corporation which has the financial resources required to perform the clinical studies required for FDA approval.

o plans to apply to the FDA for clearance to begin Phase I clinical trials to test L.A.M.'s Sexual Dysfunction Drug.

o plans to continue testing L.A.M.'s skin care products with a view to licensing the IPM technology to third parties for use in products which will be classified as cosmetics or OTC drugs.

     During this twelve month period L.A.M. does not anticipate hiring more than four employees.

      During the twelve months ending December 31, 2001, L.A.M. expects that it will spend between $250,000 and $300,000 on research, development, and clinical studies relating to L.A.M.'s IPM Matrix technology. As of December 31, 2000 L.A.M. had working capital of approximately $1,775,000 (exclusive of convertible notes that are expected to be converted to equity and liabilities payable to shareholders of L.A.M.). L.A.M. plans to use its existing financial resources as well as the proceeds from the sale of its common stock under the equity line of credit agreement with Hockbury Limited to fund its capital requirements during this period. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell any of its products on a commercial basis.

      Other than funding its research and development activities and operating losses, L.A.M. does not have any material capital commitments.

      Due to the lack of any significant revenues, L.A.M. has relied upon proceeds realized from the public and private sale of its common stock and convertible notes to meet its funding requirements. Funds raised by L.A.M. have been expended primarily in connection with research, development, clinical studies and administrative costs. Since L.A.M. does not anticipate realizing revenues until such time as it begins the commercial sale of its products or enters into licensing arrangements regarding these products (which could take a number of years), L.A.M. will be required, through the sale of securities, debt financing or other arrangements, to fund its operations. However, additional funding may not be available to L.A.M. or may not be available on favorable terms.

Equity Line of Credit

      In order to provide a possible source of funding for L.A.M.'s current activities and for the development of its current and planned products, L.A.M. has entered into an equity line of credit agreement with Hockbury Limited.

      Under the equity line of credit agreement, Hockbury Limited has agreed to provide L.A.M. with up to $20,000,000 of funding during the twenty-month period following the effective date of the registration statement to which this prospectus relates. During this twenty-month period, L.A.M. may request a drawdown under the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited will be obligated to purchase the shares. The minimum amount L.A.M. can draw down at any one time is $100,000. Without the written consent of Hockbury Limited, the maximum amount L.A.M. can draw down at any one time is the lesser of $1,000,000 or the amount equal to:

o 4.5% of the weighted average price of L.A.M.'s common stock for the sixty calendar day period prior to the date of the drawdown request
o multiplied by the total trading volume of L.A.M.'s common stock for the sixty calendar day period prior to the date of the drawdown request.

     L.A.M. may request a drawdown once every 27 trading days, although L.A.M. is under no obligation to request any drawdowns under the equity line of credit.

      During the 22 trading days following a drawdown request, L.A.M. will calculate the amount of shares it will sell to Hockbury Limited and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of L.A.M.'s common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 10%. L.A.M. will receive the purchase price less a placement agent fee payable to GKN Securities equal to 7% of the aggregate purchase price. Hockbury Limited amy then resell all or a portion of these shares in the public market. GKN Securities is the palcement agent which introduced Hockbury Limited to L.A.M. and is a registered broker-dealer.

     L.A.M. requested its first draw down on March 21, 2001. Using the formula contained in the equity line of credit agreement, the maximum amount L.A.M. would be able to draw down during the 22 trading days subsequent to March 21, 2001 was $560,000.

      L.A.M. has filed a registration statement with the Securities and Exchange Commission to permit the public sale of the shares of common stock issuable to Hockbury Limited under the equity line of credit, the 482,893 shares underlying the warrants that L.A.M. granted to Hockbury Limited, and the 455,580 shares underlying the warrants that L.A.M. granted GKN Securities. Warrants to purchase 209,500 shares were subsequently assigned to four employees of GKN Securities. These shares may be offered for sale from time to time by or for the accounts of Hockbury Limited, GKN Securities and the four other warrant holders. L.A.M. has agreed to bear the expenses of registering the shares, including Hockbury Limited's legal fees $25,000, but not the expenses associated with selling the shares, such as broker discounts and commissions.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors and executive officers of L.A.M. are as follows:

        Name                     Age           Position

        Alan Drizen               60          President and Director
        Peter Rothbart, M.D.      61          Treasurer and Director
        Gary M. Nath              54          Secretary and Director
        Joseph Slechta            52          Executive Vice President and Chief
                                              Operating Officer

      Alan Drizen has been President and a director of L.A.M. since its inception. He has spent 30 years in senior positions including Chairman of the Board and a director of a number of pharmaceutical companies. He was educated in England, the United States and Canada and trained as a biochemist. Mr. Drizen has both technical and managerial expertise in the development and commercialization of new drugs. In the late 1980's, Mr. Drizen and his team of scientists characterized molecules known as mucopolysaccharides which led to the founding of Hyal Pharmaceutical Corporation, a public company listed on the Toronto Stock Exchange and NASDAQ. The analytical standard, developed by his team, for one particular molecule, sodium hyaluronate, now a component of many pharmaceutical preparations, is still used by the Canada Health Protection Branch as the official standard for this drug. Mr. Drizen's interest in polymer chemistry eventually led to his collaboration with Dr. Peter Rothbart and to the discoveries on which L.A.M.s technologies are based.

     Peter Rothbart, M.D., Medical Director, has been a director and Treasurer of L.A.M. since its inception. He has been a consulting anesthetist for over 20 years and is a leading pain specialist and principal of the Rothbart Pain Management Clinic in Toronto, Canada. Dr. Rothbart is currently President of the North American Cervicogenic Headache Society, an association of specialists in the treatment of cervicogenic headaches. He was also recently elected Chair of the Chronic Pain Section of the Ontario Medical Association. In collaboration with Alan Drizen, Dr. Rothbart discovered the IPM delivery system. In addition to his role as a director of L.A.M. and Medical Director, Dr. Rothbart is using L.A.M.'s diclofenac matrix in his Toronto clinic on a compassionate basis.

      Gary M. Nath, has been Secretary and a director of L.A.M. since its inception. He has a BS degree in Biology and Chemistry, two years of post-graduate work in Biochemistry and a law degree. Mr. Nath has worked in the patent and trademark law departments of FMC Corporation, NL Industries, and Warner Lambert Company in the capacities of patent attorney, group patent and trademark counsel and general patent counsel, respectively. Mr. Nath is the founding and managing partner of the intellectual property law firm Nath & Associates located in Washington, DC. He counsels a wide range of domestic and international clients across a broad range of technologies, including chemical, pharmaceutical, biotechnical and mechanical fields. He has published extensively and has spoken on intellectual property law procurement, enforcement and transfer before numerous professional and lay groups in the United States and Japan. He is a member of the American Bar Association, the New Jersey Bar
Association, the American Intellectual Property Law Association, the International Patent Association, the Association of University Technology Managers, and is admitted to practice before the U.S. Patent and Trademark Office, Canadian Patent Office and numerous courts around the United States.

     Joseph Slechta has been an officer of L.A.M. since November 2000. Mr. Slechta was a consultant to L.A.M. between November 1998 and November 2000. Mr. Slechta was Managing Director of SBI Strategic Business International Inc. between 1994 and 2000 where he assisted corporate clients in financing, reorganization, expansion and improving operations. From 1987 to 1992, Mr. Slechta held executive management positions with three Canadian corporations. His corporate assignments included the management and financing of a high-technology company, the reorganization and sale of a helicopter company and financial consulting services to a major Canadian life insurance company. From 1979 to 1986 Mr. Slechta managed the treasury operations of Continental Bank.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation earned or received by (i) the Chief Executive Officer of L.A.M. and (ii) by each other executive officer of L.A.M. who earned or received in excess of $100,000 during the fiscal years ended December 31, 1998, 1999 and 2000.

                            Annual Compensation       Long Term Compensation
                       -------------------------    ---------------------------
                                                                          All
                                                      Re-                Other
                                           Other     stric-              Com-
Name and                                  Compen-    Stock    Options    pensa-
Principal      Fiscal    Salary  Bonus    sation     Awards   Granted    tion
Position        Year       (1)     (2)     (3)        (4)      (5)         (6)

Alan Drizen
President and   2000   $120,000
Chief Executive 1999   $110,000    --        --        --        --        --
Officer         1998   $120,000    --        --        --       --         --

(1)  The dollar value of base salary (cash and non-cash) received or earned.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of L.A.M.'s common stock owned by the officer listed above, and the value of such shares as of December 31, 2000.

         Name                       Shares            Value

         Alan Drizen             2,369,924          $7,583,700

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the table
(6) All other compensation received that L.A.M. could not properly report in any other column of the table.

     The following shows the amounts which L.A.M. expects to pay to its officers during the twelve month period ending December 31, 2001, and the time which L.A.M.'s executive officers plan to devote to L.A.M.'s business. L.A.M. does not have employment agreements with any of its officers.

                                Proposed         Time to be Devoted
      Name                    Compensation      To Company's Business

   Alan Drizen                 $120,000                 100%
   Petar Rothbart                    --                   5%
   Gary M. Nath                      --                  15%
   Joseph Slechta              $110,000                 100%

(1) The compensation to be paid to these persons will depend upon funding L.A.M. receives separate and apart from this offering.

     Gary Nath provides legal services to L.A.M.. See "Certain Relationships and Transactions" below. During the year ending December 31, 2000 L.A.M. expects that it will continue to use the services of Mr. Nath's law firm.

      L.A.M.'s Board of Directors may increase the compensation paid to L.A.M.'s officers depending upon the results of L.A.M.'s future operations.

     L.A.M. granted Mr. Slechta options to purchase 225,000 shares of common stock at prices ranging between $3.50 to $4.00 per share. The options expire between October and November 2003.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

     L.A.M. does not have a defined benefit, pension plan, profit sharing or other retirement plan, although L.A.M. may adopt one or more of such plans in the future.

Compensation of Directors

     Standard Arrangements. At present L.A.M. does not pay its directors for attending meetings of the Board of Directors, although L.A.M. may adopt a director compensation policy in the future. L.A.M. has no standard arrangement pursuant to which directors of L.A.M. are compensated for any services provided as a director or for committee participation or special assignments.

     Other Arrangements. During the year ended December 31, 2000, and except as disclosed elsewhere in this prospectus, no director of L.A.M. received any form of compensation from L.A.M.

Stock Option and Bonus Plans

     L.A.M. has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

    Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 600,000 shares of L.A.M.'s common stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. Only officers, directors and key employees of L.A.M. may be granted options pursuant to the Incentive Stock Option Plan.

       In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

      1.   Options granted pursuant to the Plan must be exercised no later than:

               (a) The expiration of thirty (30) days after the date on which an option holder's employment by L.A.M. is terminated.

               (b)  The expiration of one year after the date on which an option
                    holder's  employment  by  L.A.M.  is  terminated,   if  such
                    termination is due to the Employee's disability or death.

     2. In the event of an option holder's death while in the employ of L.A.M., his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

      3. The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

     4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the common stock of L.A.M. may not be exercisable by its terms after five years from the date of grant.

      5. The purchase price per share of common stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning L.A.M.'s stock which represents more than 10% of the total combined voting power of all classes of stock).

      Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 600,000 shares of L.A.M.'s common stock. L.A.M.'s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of L.A.M.'s common stock on the date the option is granted.

      Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

      Stock Bonus Plan. Up to 300,000 shares of common stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, L.A.M.'s employees, directors, officers, consultants and advisors are eligible to receive a grant of L.A.M.'s shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      Other  Information  Regarding  the Plans.  The Plans are  administered  by
L.A.M.'s Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of L.A.M. or the period of time a non-employee must provide services to L.A.M.. At the time an employee ceases working for L.A.M. (or at the time a non-employee ceases to perform services for L.A.M.), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of common stock underlying options may be paid through the delivery of shares of L.A.M.'s common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of L.A.M. may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of common stock which may be issued pursuant to the Plans except in the case of a reclassification of L.A.M.'s capital stock or a consolidation or merger of L.A.M.; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

      Summary. The following sets forth certain information as of January 31, 2001, concerning the stock options and stock bonuses granted by L.A.M.. Each option represents the right to purchase one share of L.A.M.'s common stock.

                             Total        Shares                    Remaining
                             Shares    Reserved for       Shares     Options/
                            Reserved   Outstanding     Issued As     Shares
Name of Plan               Under Plan    Options      Stock Bonus   Under Plan
- ------------               ----------  ------------   -----------   ----------

Incentive Stock Option Plan  600,000         --            N/A       600,000
Non-Qualified Stock Option
  Plan                       600,000         --            N/A       600,000
Stock Bonus Plan             300,000        N/A             --       300,000

Other Options

      Between September 1998 and November 30, 2000 L.A.M. granted options to employees, consultants and third parties which collectively allow for the purchase of 2,604,000 shares of L.A.M.'s common stock. The options are exercisable at prices ranging between $0.65 and $4.50 per share and expire at various dates between September 2000 and June 2005. Officers of L.A.M. hold the options shown below:

                         Shares Issuable
                        Upon Exercisable     Exercise         Expiration
      Name                   of Option         Price            Date
      ----              ---------------      --------         -----------

      Joseph Slechta        150,000           $4.00         October 2003
      Joseph Slechta         75,000           $3.50         November 2003

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------------------------------------------------------------------------

     The following table sets forth certain information as of March 15, 2001 concerning the common stock owned by each officer and director of L.A.M., and each other person known to L.A.M. to be the beneficial owner of more than five percent (5%) of L.A.M.'s common stock.

                                        Amount and Nature of
                                        Beneficial Ownership    Percentage
Name                                    Number of Shares (1)     Ownership

Alan Drizen                                 2,369,924 (2)          16.4%
1201-100 Canyon Avenue
Toronto, Ontario, Canada  M3H 5T9

Peter Rothbart                              2,579,924 (3)          17.8%
274 St. Clements Avenue.
Toronto, Ontario, Canada  M4R 1H5

Gary Nath                                   1,836,726              12.7%
6106 Goldtree Way,
Bethesda, Maryland 20817

Joseph Slechta                                 25,000               0.2%
108 Finch Ave. W. Suite A26
Toronto, Ontario
Canada  M2M 6W6

(All Officers and Directors as
a group, 4 persons)                         6,811,574                47%

(1) Excludes shares issuable prior to June 30, 2001 upon the exercises of options granted to the following persons:

                           Shares Issuable
                            Upon Exercise       Option          Expiration
      Name                   of Option       Exercise Price   Date of Option

      Joseph Slechta          150,000            $4.00           October 2003
      Joseph Slechta           75,000            $3.50           November 2003

(2) Includes shares held by the Canyon Trust, a discretionary trust, of which Mr. Drizen may be deemed the beneficial owner.
(3) Includes shares held by the Lexus Trust, of which Mr. Rothbart may be deemed the beneficial owner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September 1998 L.A.M. sold shares of its common stock to the persons, in the amounts, and for the consideration set forth below:

                                 Number
       Name                     of Shares             Consideration

       Alan Drizen             1,076,308 (1)            $10,763
       Petar Rothbart          1,076,308 (2)            $10,763
       Gary M. Nath              742,784                 $7,423

      In September 1998 L.A.M. issued 6,000,000 shares of its common stock in consideration for all of issued and outstanding shares of LAM Pharmaceuticals LLC, a Florida limited liability company. See Item 1 of this report for further information concerning the acquisition of LAM Pharmaceuticals LLC. The following officers, directors and other persons received shares of L.A.M.'s common stock in connection with this transaction.

             Name                         Shares Acquired

             Alan Drizen                    1,603,616 (1)
             Petar Rothbart                 1,603,616 (2)
             Gary M. Nath                   1,105,942
             Lisa Krinsky                     674,510 (3)
             Arnold Hantman                   376,019
             All Other Sellers as a Group     636,297
                                            ----------
                                            6,000,000

(1) Includes shares held by the Canyon Trust, a discretionary trust, of which Mr. Drizen may be deemed the beneficial owner.
(2) Includes shares held by the Lexus Trust, of which Mr. Rothbart may be deemed the beneficial owner.

     Subsequent to September 1998 Mr. Drizen, Mr. Rothbart and Mr. Nath sold a portion of their shares in transactions which were exempt pursuant to Rule 144 of the Securities and Exchange Commission, and gifted a portion of their shares to relatives.

      L.A.M. has received advances from Alan Drizen ($525,000), Peter Rothbart ($170,000) and Gary Nath ($475,000) that were used to fund L.A.M.'s operations, research and development and clinical trials. These advances will be repaid, without interest, out of 25% of any net income generated by L.A.M.. Net income will be determined under generally accepted accounting principles and on a quarterly, after tax basis.

     During 1998, 1999 and 2000 L.A.M. paid Gary Nath, an officer and director of L.A.M., $10,721, $63,210, and $71,100 respectively for legal services provided to L.A.M. As of December 31, 2000 L.A.M. owed Mr. Nath approximately $324,000 for legal services.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit 2      Plan of Acquisition, Reorganization, Arrangement,
               Liquidation, etc.                                        None

Exhibit 3      Articles of Incorporation and Bylaws                     (1)

Exhibit 4      Instruments Defining the Rights of Security Holders

   Exhibit 4.1      Incentive Stock Option Plan                         (1)

   Exhibit 4.2      Non-Qualified Stock Option Plan                     (1)

   Exhibit 4.3      Stock Bonus Plan                                    (1)

Exhibit 9      Voting Trust Agreement                                    None

Exhibit 10     Material Contracts

   Exhibit 10.1      Agreements with Ixora Bio-Medical Co.                (1)

   Exhibit 10.2      Common Stock Purchase Agreement with
                     Hockbury Limited                                     (2)

   Exhibit 10.3      Stock Purchase Warrant issued to Hockbury Limited    (2)

   Exhibit 10.4      Stock Purchase Warrant issued to GKN Securities
                     Corp. and certain employees of GKN Securities Corp.  (2)

Exhibit 16.    Letter from former accountants                             (1)

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

(2) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 (Commission File # 333-56390).

8-K Reports

     During the quarter ending December 31, 2000 the Company did not file any reports on Form 8-K.

                              FINANCIAL STATEMENTS

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


TABLE OF CONTENTS
- --------------------------------------------------------------------------------


Independent Auditors' Report                                        F-2

Balance Sheets at December 31, 2000 and 1999                        F-3

Statements of Changes in Stockholders' Deficit
for the Years Ended December 31, 2000, 1999 and
1998 and for the Period From the Date of Inception
(February 1, 1994) Through December 31, 200                      F-4 to F-6

Statements of Operations for the Years Ended
December 31, 2000,  1999 and 1998 and for the
Period From the Date of Inception (February 1,
1994) Through December 31, 2000                                     F-7

Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998 and for the
Period From the Date of Inception (February 1,
1994) Through December 31, 2000                                 F8 to F-9

Notes to Financial Statements                                  F-10 to F-19

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Shareholders
L.A.M. Pharmaceutical, Corp.
Miami, Florida


   We have audited the accompanying balance sheets of L.A.M. Pharmaceutical, Corp. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of changes in stockholders' deficit, operations and cash flows for each of the three years in the period ended December 31, 2000 and for the period from the date of inception (February 1, 1994) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.A.M. Pharmaceutical, Corp. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period of inception (February 1, 1994) through December 31, 2000, in conformity with generally accepted accounting principles.



/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  February 9, 2001

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

BALANCE SHEETS
- --------------------------------------------------------------------------------
                                                    December 31,   December 31,
                                                        2000         1999
- --------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and Cash Equivalents                          $ 1,545,692     $  558,710
Cash Held by Broker - Debentures                       357,250        465,000
Note Receivable - Debentures                                --         50,000
Accounts Receivable                                     75,000         75,000
Inventory - Raw Materials                              121,125             --
Prepaid Expenses                                         2,639             --
- --------------------------------------------------------------------------------
Total Current Assets                                 2,101,706      1,148,710

Property and Equipment - Net of Accumulated
Depreciation                                            19,601          4,922

Other Assets
Patents and Trademarks - Net of Accumulated
Amortization                                           336,196        232,417
- --------------------------------------------------------------------------------
Total Assets                                       $ 2,457,503    $ 1,386,049
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses                $ 326,762    $   111,627
Convertible Debentures                               1,658,250      1,252,000
- --------------------------------------------------------------------------------
Total Current Liabilities                            1,985,012      1,363,627

Non-Current Liabilities
Due to Stockholders                                  1,266,837      1,390,837
Deferred Royalty Revenue                               207,360        207,360
- --------------------------------------------------------------------------------
Total Liabilities                                    3,459,209      2,961,824
- --------------------------------------------------------------------------------
Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Shares
Authorized; 13,998,930 and 10,392,500
Shares Issued and Outstanding as of
December 31, 2000 and 1999, Respectively                 1,400          1,039
Additional Paid in Capital                           8,812,199      3,461,483
Deficit Accumulated During Development Stage        (9,815,305)    (5,038,297)
- --------------------------------------------------------------------------------
Total Stockholders' Deficit                         (1,001,706)    (1,575,775)
- --------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit        $ 2,457,503   $  1,386,049
- --------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From the Date of Inception (February 1, 1994) Through
December 31, 2000
- --------------------------------------------------------------------------------


                                                                          Deficit
                                                                        Accumulated
                                                          Additional      During            Total
                                                 Common    Paid-In      Development      Stockholders
                                     Shares      Stock     Capital         Stage        Equity/(Deficit)
- --------------------------------------------------------------------------------------------------------
Inception - February 1, 1994            --       $  --     $  --          $  --           $     --
Capital Contribution - Services
Rendered                                --          --      22,799           --             22,799
Capital Contribution -  Laboratory
Equipment                               --          --      24,245           --             24,245
Net Loss                                --          --        --         (356,393)        (356,393)
- --------------------------------------------------------------------------------------------------------
Balance - December 31, 1994             --          --      47,044       (356,393)        (309,349)
Capital Contribution - Services
Rendered                                --          --     172,020           --            172,020
Net Loss                                --          --        --         (522,095)        (522,095)
- --------------------------------------------------------------------------------------------------------
Balance - December 31, 1995             --          --     219,064       (878,488)        (659,424)
Capital Contribution - Services
Rendered                                --          --     185,495           --            185,495
Capital Contribution - Leasehold
Improvements                            --          --       9,775           --              9,775
Capital Contribution - Interest
Expense                                 --          --      49,738           --             49,738
Capital Contribution in Cash            --          --      51,001           --             51,001
Net Loss                                --          --        --         (643,733)        (643,733)
- --------------------------------------------------------------------------------------------------------
Balance - December 31, 1996             --       $  --   $ 515,073    $(1,522,221)     $(1,007,148)
Capital Contribution - Services
Rendered                                --          --     377,072           --            377,072
Capital Contribution - Interest
Expense                                 --          --      99,477           --             99,477
Capital Contribution in Cash            --          --     111,199           --            111,199
Distribution                            --          --     (30,000)          --            (30,000)
Net Loss                                --          --        --         (499,626)        (499,626)
- -------------------------------------------------------------------------------------------------------
Balance - December 31, 1997             --      $   --  $1,072,821   $ (2,021,847)     $  (949,026)


                                                          -continued-

    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From the Date of Inception (February 1, 1994)Through December 31, 2000 - Continued
- --------------------------------------------------------------------------------

                                                                          Deficit
                                                                        Accumulated
                                                          Additional      During            Total
                                                 Common    Paid-In      Development      Stockholders
                                     Shares      Stock     Capital         Stage        Equity/(Deficit)
- --------------------------------------------------------------------------------------------------------
Balance - December 31, 1997             --          --    1,072,821    (2,021,847)         (949,026)
Recapitalization as L.A.M.
  Pharmaceutical, Corp.          6,000,000         600         (600)         --                  --
Capital Contribution - Interest
  Expense                               --          --      103,579          --             103,579
Issuance of Common Stock
  for Cash                       4,332,500         433      378,352          --             378,785
Distribution                            --          --      (38,660)         --             (38,660)
Net Loss                                --          --           --      (458,807)         (458,807)
- --------------------------------------------------------------------------------------------------------
Balance - December 31, 1998     10,332,500       1,033    1,515,492    (2,480,654)         (964,129)
Capital Contribution - Interest
  Expense                               --          --      107,681          --             107,681
Issuance of Common Stock
  for Cash                          60,000           6       59,994          --              60,000
Stock Options and Awards Granted -
  Compensation for Services
  Rendered                              --          --      526,316          --             526,316
Conversion Premium on
  Convertible Debentures                --          --    1,252,000          --           1,252,000
Net Loss                                --          --         --      (2,557,643)       (2,557,643)
- -------------------------------------------------------------------------------------------------------
Balance - December 31, 1999     10,392,500       1,039    3,461,483    (5,038,297)       (1,575,775)
Capital Contribution - Interest
  Expense                               --          --      107,686          --             107,686
Conversion Premium on
  Convertible Debentures                --          --    2,395,093          --           2,395,093
Stock Options and Awards Granted-
  Compensation for Services
  Rendered                              --          --      447,640          --             447,640
Debentures Converted to Common
  Stock                          3,319,430         332    2,211,176          --           2,211,508
Stock Options Exercised            287,000          29      189,121          --             189,150
Net Loss                                --          --         --      (4,777,008)       (4,777,008)
- --------------------------------------------------------------------------------------------------------
Balance - December 31, 2000     13,998,930      $1,400    $8,812,19   $(9,815,305)      $(1,001,706)
- --------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2000 and 1999 and for the Period From the Date of Inception (February 1, 1994) Through
December 31, 2000
- ------------------------------------------------------------------------------
                                                                 Date of
                                                                Inception
                                                               (February 1,
                                                                  1994)
                                                                 Through
                                                               December 31,
                               2000       1999       1998         2000
- ------------------------------------------------------------------------------
Total Revenue                $   --     $   --     $   --       $ 200,000
- ------------------------------------------------------------------------------
Expenses
Research and Development      308,270    185,143    41,372      2,019,069
General and Administrative  1,774,194    906,057   190,052      3,430,467
Interest Expense              291,604    120,625   103,579        665,023
Conversion Premium          2,395,093  1,252,000        --      3,647,093
Depreciation and
 Amortization                  36,108     11,159     3,467         78,918
- ------------------------------------------------------------------------------
Total Expenses              4,805,269  2,474,984   338,470      9,840,570
- ------------------------------------------------------------------------------
Loss From Operations       (4,805,269)(2,474,984) (338,470)    (9,640,570)
- ------------------------------------------------------------------------------
Other Income (Expense)
Interest Income                28,261      2,601     1,763         32,625
Loss on Investment in
Affiliate                          --    (85,260) (122,100)      (207,360)
- ------------------------------------------------------------------------------
Total Other Income (Expense)   28,261    (82,659) (120,337)      (174,735)
- ------------------------------------------------------------------------------
Net Loss                  $(4,777,008)$(2,557,643)$(458,807)  $(9,815,305)
- ------------------------------------------------------------------------------
Loss Per Common Share - Basic
 and Diluted                 $ (0.44)     $ (0.25)  $ (0.05)     $  (1.08)
- ------------------------------------------------------------------------------
Weighted Average Number of
 Common Shares Outstanding 10,893,116   10,392,500  10,047,917
- --------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000 and 1999 and for
the Period
From the Date of Inception (February 1, 1994) Through December 31, 2000
- --------------------------------------------------------------------------
                                                                 Date of
                                                                Inception
                                                               (February 1,
                                                                  1994)
                                                                 Through
                                                               December 31,
                                         2000         1999        2000
- --------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Loss                             $(4,777,008) $(2,557,643)  $(9,815,305)
Adjustments to Reconcile Net Loss to
Net Cash Flows From Operating
Activities:
    Depreciation and Amortization         36,108       11,159       78,918
    Capital Contributions:
    Interest Expense                     107,686      107,681      468,161
    Options and Awards Granted           447,640      526,316    1,731,342
 Conversion Premium on Debentures      2,395,093    1,252,000    3,647,093
 Loss on Investment in Affiliate              --       85,260      207,360
Changes in Assets and Liabilities:
    Accounts Receivable                       --       39,349      (75,000)
 Notes Receivable                         50,000           --       50,000
    Inventory - Raw Materials           (121,125)          --     (121,125)
    Prepaid Expenses                      (2,639)       5,320       (2,639)
    Accounts Payable and Accrued
     Expenses                            366,557       58,683      478,184
    Due to Stockholders                 (124,000)     124,000    1,266,837
    Other                                     --           --           --
- --------------------------------------------------------------------------
Net Cash Flows from Operating
Activities                            (1,621,688)    (347,875)  (2,086,174)
- --------------------------------------------------------------------------
Cash Flows from Investing Activities
Equipment                                (37,631)     (4,274)      (42,717)
Patents and Trademarks                  (116,932)   (166,398)     (357,975)
- --------------------------------------------------------------------------
Net Cash Flows from Investing
Activities                              (154,563)   (170,672)     (400,692)
- --------------------------------------------------------------------------
Cash Flows from Financing Activities
Cash Capital Contributions                    --          --       162,200
Distributions to Stockholders                 --          --       (68,660)
Proceeds from Issuance of Common Stock        --      60,000       438,785
Proceeds from Convertible Debentures   2,466,333   1,077,000     3,668,333
Note Payable                                  --      (5,320)           --
Proceeds from the Exercise of Stock
Options                                  189,150          --       189,150
- --------------------------------------------------------------------------
Net Cash Flows from Financing
Activities                             2,655,483   1,131,680     4,389,808
- --------------------------------------------------------------------------
Net Increase in Cash and Cash
Equivalents                              879,232     613,133     1,902,942
Cash and Cash Equivalents - Beginning  1,023,710     410,577            --
- --------------------------------------------------------------------------
Cash and Cash Equivalents - Ending     1,902,942   1,023,710     1,902,942
- --------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                  Date of
                                                                 Inception
                                                                (February 1,
                                                                    1994)
                                                                   Through
                                                                 December 31,
                                         2000          1999          2000
- ------------------------------------------------------------------------------

Issuance of Common Stock in Exchange
 for Property and Equipment            $   --         $  --         $ 34,020
Debentures Converted to Common      2,060,083         $  --      $ 2,060,083
Stock
Investment in Affiliate                $   --         $  --        $ 207,360
Deferred Revenue                       $   --         $  --        $(207,360)
- ------------------------------------------------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note A -Summary of Transaction
        L.A.M. Pharmaceutical, Corp. (the Company) was initially formed as L.A.M. Pharmaceutical, LLC (the LLC) on February 4, 1997. From February 1, 1994 to February 4, 1997 the Company conducted its activities under the name RDN. In September 1998, the members of L.A.M. Pharmaceuticals LLC, a Florida Limited liability company, exchanged all of their interests in the LLC for 6,000,000 shares of the Company's common stock. The stock exchange between the Company and the members of the LLC is considered a recapitalization or reverse acquisition. Under reverse acquisition accounting, the LLC was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. The accompanying financial statements include the historical accounts of the Company, the LLC and RDN since February 1, 1994. All inter-company accounts and transactions have been eliminated.

Note B - Nature of Operations and Summary of Significant Accounting Policies

          L.A.M. Pharmaceutical, Corp. was incorporated on July 24, 1998 under the laws of the State of Delaware. The Company has the authority to issue 50,000,000 shares of common stock, $.0001 par value. The Company is engaged in the research and development of Novel, Proprietary, Long Lasting Injectable Drugs and Delivery Systems for Transdermal and Topical Drugs.

        Development Stage
        The Company has operated as a  development  stage  enterprise  since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its products. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," issued by the Financial Accounting Standards Board.

        Revenue Recognition
        Revenues are recognized when earned. On December 31, 1997 the Company entered into an exclusive world-wide license agreement (the License Agreement) with Ixora Bio-Medical Company Inc. (Ixora). Under the License Agreement, Ixora will pay the Company $500,000 for the exclusive rights of the Company's male and female sexual dysfunction product technology. In addition, the Company will own 37% of Ixora and will receive a royalty equal to 9% of the net sales under the License Agreement. A payment of $200,000, which is non-refundable, has been made by Ixora to the Company with the balance to be paid in the next quarter. Such payments will be recorded when received by the Company. Ixora will also pay for all costs for the full development, registration and protection of intellectual property, including but not limited to patent costs, raw material costs, clinical development costs and compensation of all Company personnel involved in the sexual dysfunction product technology.

        Method of Accounting
        The   corporation   maintains  its  books  and  prepares  its  financial
        statements on the accrual basis of accounting.

        Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results can differ from those estimates.
                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note B - Nature of Operations and Summary of Significant Accounting Policies
       - continued

        Concentrations of Credit Risk
        Financial instruments which potentially expose the Corporation to significant concentrations of credit risk consist principally of bank deposits. Cash is placed primarily in high quality short-term interest bearing financial instruments.

        Cash and Cash Equivalents
        Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions that periodically may exceed federally insured amounts.

        Cash Held by Brokers - Debentures
        Cash held by brokers- debentures consist of interest bearing term deposit accounts having maturity dates of three months or less.

        Property, Equipment and Depreciation
        Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives as follows:

                  Furniture and Fixtures                     5 - 7 Years
                  Computer Equipment                         5 - 7 Years
                  Leasehold Improvements                         5 Years

        Maintenance  and repairs are charged to expense.  The cost of the assets
        retired  or   otherwise   disposed  of  and  the   related   accumulated
        depreciation are removed from the accounts.

        Patents and Trademarks
          Patents are carried at cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 17 years from the date of issuance of the patent. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $32,055, $8,159 and $467,
          respectively.

        Research and Development Costs
        Research and development expenditures are expensed as incurred.

        Net Income (Loss) Per Common Share
          Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of the debentures and the stock options and awards granted would have an anti-dilutive effect on earnings per share.

                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note B - Nature of Operations and Summary of Significant Accounting Policies - continued

        Income Taxes
        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company had no material deferred tax assets or liabilities for the periods presented. Deferred tax assets arising from the net operating losses incurred during the development stage have been fully reserved against due to the uncertainty as to when or whether the tax benefit will be realized.

        Stock Options and Awards
        As described in Note K, the corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion (APBO) No. 25 Accounting for Stock Issued to Employees, for stock-based compensation and awards made to employees - the intrinsic value method. Pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation has not been furnished due to the short history of the Company. Stock options granted to investors and consultants are subject to the provisions of SFAS No. 123 and are recorded at the fair value of the option at the date of grant.

Note C - Investment in Affiliate

        Investment in Affiliate consists of a 37% interest in Ixora Biomedical Company, Inc. The investment consists of the following at December 31:

        Original Investment, January 1, 1998                      $  207,360
        Investor's Share of Loss for the Year ending
        December 31, 1998                                         $ (122,100)
                                                                  -----------

        Carrying value of Investment, December 31, 1998             $ 85,260
        Investor's Share of Loss for the Year ending
        December 31, 1999                                          $ (85,260)
                                                                   ----------

        Carrying value of Investment December 31, 1999 and 2000    $     --
                                                                   ========

Note D - Licensing Agreement
        The Company has an exclusive license agreement (the License Agreement) with Ixora Bio-Medical Company, Inc. (Ixora). Under the License Agreement, Ixora has agreed to pay the Company $500,000 for the exclusive rights of the Company's male and female sexual dysfunction product technology. Ixora has also agreed to pay all costs for the development, registration and protection of intellectual property, including but not limited to patent costs, raw material costs, clinical development costs and compensation of all Company personnel involved in the sexual dysfunction product technology.

                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note E -Property and Equipment

        Property and equipment are recorded at cost and consisted of the following:

        -----------------------------------------------------------------
        December 31,                                      2000      1999
        -----------------------------------------------------------------
        Furniture and Fixtures                         $37,281   $25,960
        Computer Equipment                               9,351     3,371
        Leasehold Improvements                          11,296     9,775
        -----------------------------------------------------------------
                                                       $57,928   $39,106
        Less:  Accumulated Depreciation                 38,327    34,184
        -----------------------------------------------------------------
        Net Property and Equipment                     $19,601    $4,922
        -----------------------------------------------------------------

        Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $4,053, $3,000, and $3,000, respectively.

Note F - Due to Stockholders
        The Company has a liability for 1996 salaries and other expenses due to three of its stockholders totaling $1,050,000 and $216,837, respectively. In addition, the Company is indebted to a principal stockholder for legal services rendered during 1999 of $124,000. The
        Company has agreements with these stockholders, which provides for payment of this obligation without interest, not to exceed 25% of the profits realized by the Company in any year. The Company has imputed interest at 8.5% and charged operations for each of the periods presented with an offsetting credit to additional paid in capital.

Note G - Deferred Royalty Revenue
        Deferred Royalty Revenue represents amounts due to the Company from Ixora Biomedical pursuant to the worldwide license agreement. The $207,360 of Deferred Royalty Revenue approximated the value of the Company's original investment in the affiliate. The balance will be amortized to income upon commencement of Ixora's sale of the Company's products.

Note H - Income Taxes
        The Company has approximately $7,600,000 of net operating loss carryforwards for federal tax purposes as of December 31, 2000, which is available to offset future taxable income and will begin to expire during the year 2013. The Company has fully reserved for any future tax benefits from the net operating loss carryforwards since it has not generated any revenues to date.


                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


Note I - Convertible Debentures
        The Company issued convertible debentures during 1999 and 2000 having an aggregate principal balance of $1,252,000 and $2,466,333, respectively. These debentures are unsecured obligations of the Company that mature over twelve months and bear interest at an annualized rate of 9.5% payable at maturity. The debentures are convertible into common shares of the Company at various conversion rates (see table below) at any time at the option of the holder. The common shares issued on conversion have a restriction as to resale for a period of 1 year from the date that the original debenture was issued. The Company may also redeem the debentures at any time upon written notice and payment to the holder of all unpaid principal and interest. The debentures are not subject to any sinking fund requirements. Debentures in the amount of $2,060,083 were converted during the year 2000 into 3,319,430 shares of the Company's common stock. The Company anticipates that the majority of the holders of the debentures outstanding in the amount of $1,658,250 as of December 31, 2000 will exercise their conversion options during 2001.

        The conversion premium on the convertible debentures at the date if issuance and the number of common share equivalents outstanding are as follows:

                        Number of                 Excess of Fair
                       Common Share   Conversion  Value of Common  Conversion
                       Equivalents      Price     over Debentures  Premium
   Issued in 1999
                       2,504,000    $    0.50   $     5,749,400   $ 1,252,000
                       ---------                ---------------   -----------

   Issued in 2000
                         530,000    $    0.50         2,042,000   $    265,000
                          40,167         3.00            85,260         85,260
                           2,500         4.00               ---           ---
                       1,183,334         1.75         2,915,023      2,034,833
                       ---------                      ---------   ------------
                       1,756,001                  $   5,708,854    $ 2,385,093
                       ---------                  -------------    -----------

   Converted in 2000

                     (3,014,000)     $  0.50
                     (  290,430)        1.75
                     (   15,000)        3.00
                   -------------
   Shares Issued     (3,319,430)
                   -------------

   Outstanding at
   December 31, 2000    940,571
                    -----------

        The excess fair value of the common stock into which the notes can convert at the conversion date over the proceeds is limited to the amount of the proceeds of the debentures. Accordingly, $2,385,093 and $1,252,000 was recorded in 2000 and 1999, respectively, as a charge to interest expense and a credit to additional paid-in-capital in the accompanying financial statements.

                                                                  continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note J -      Stock Options and Awards

        The Corporation has elected to follow APBO No.25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods such as grants, based on the estimated grant-date fair values of those grants. Stock options and awards made to investors and consultants are subject to the provisions of SFAS No. 123.

        Employees
        During 1998, the Company granted stock options for 135,000 shares of common stock to employees in connection with the original issuance of shares at exercise prices that were not less than the fair value of the common stock at the date of grant. During 1999, the Company granted stock options for 100,000 shares of common stock to employees as compensation for services rendered at exercise prices that were below the fair value of the common stock at the date of grant. Accordingly, the Company recognized compensation expense of $48,000 as a charge against operations during 1999 for the difference between the fair value and the exercise price of the common stock at the date of grant.

        Consultants
        During 2000, the Company granted stock options for 1,421,000 shares of common stock to consultants as compensation for services rendered at exercise prices that were not less than the fair value of the common stock at the date of grant. Accordingly, the Company recognized compensation expense as a charge against operations during 2000 of $447,640 for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

        During 1999, the Company granted stock options for 358,333 shares of common stock to consultants as compensation for services rendered at exercise prices that were below the fair value of the common stock at the date of grant. Accordingly, the Company recognized compensation expense as a charge against operations during 1999 of $272,057 for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

        During 1998, the Company granted stock options for 238,000 shares of common stock to consultants in connection with the original issuance of shares at exercise prices that were not less than the fair value of the common stock at the date of grant. The fair market value of the options was determined by using a Black Scholes option pricing model. Due to the short trading history, the low and infrequent volume of trades, and the market volatility of the company's stock the calculated fair value at the date of the grant was zero. The assumptions used were as follows:

                                            2000         1999          1998
                                           ------       ------         ----
        Weighted Average Fair Value of
           Common Stock                     $3.40       $2.23          $.50
        Weighted Average Exercise Price     $3.63       $1.53          $.70
        Expected Market Volatility           10.0%       10.0%          5.0%
        Risk Free Interest Rates       4.50% - 6.00%  4.66% - 5.50%     5.0%
        Terms                         24 - 60 Months  3 - 36 Months 24-36 Months

                                                                   continued

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note J -      Stock Options and Awards - continued

        In December 1999, the Company granted an award of 25,000 shares of common stock as compensation to an outside consultant. The Company has charged operations for the fair value of the common stock awarded on the date of the grant in the amount of $106,250.

        Investors
        During 1999, the Company granted stock options for 61,633 shares of common stock to investors. The Company recognized a charge against operations during 1999 of $100,009 for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

        During 1998, the Company granted stock options for 367,500 shares of common stock to investors in connection with the original issuance of shares at exercise prices that were not less than the fair value of the common stock at the date of grant. The fair market value of the options was determined by using a Black Scholes option pricing model. Due to the short trading history, the low and infrequent volume of trades, and the market volatility of the company's stock the calculated fair value at the date of the grant was zero. The assumptions used were as follows:

                                                         1999           1998

         Weighted Average Fair Value of Common Stock    $2.23           $.50
         Weighted Average Exercise                      $1.53           $.70
         Expected Market Volatility                      10.0%           5.0%
         Risk Free Interest Rates                   4.66% - 5.50%        5.0%
         Terms                                      3 - 24 Months   24-36 Months

        Stock option transactions for the three years ending December 31, 2000 are summarized as follows:

                                                               Weighted Average
                                              Number             Exercise Price
- ----------------------------------------------------------------------------
        Outstanding at January 1, 1998           ---                  ---
        Granted                              740,500               $ 0.70
        Exercised                                ---                  ---
        Forfeited/Expired                        ---                  ---
        -------------------------------------------------------------------
        Outstanding at December 31, 1998     740,500               $ 0.70
        Granted                              519,966                 1.36
        Exercised                                ---                  ---
        Forfeited/Expired                        ---                  ---
        --------------------------------------------------------------------
        Outstanding at December 31, 1999   1,260,466               $ 0.97
        Granted                            1,421,000                 3.63
        Exercised                           (287,000)                 .66
        Forfeited/Expired                        ---                  ---
        --------------------------------------------------------------------
        Outstanding at December 31, 2000   2,394,466               $ 2.84
        --------------------------------------------------------------------


                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note J -      Stock Options and Awards - continued


        Information related to stock options issued during the three years ended December 31, 2000 is as follows:

                                       Grant                   Exercise
                         Shares         Date         Term      Price
                         ------        -----         ----    ----------
        Options Issued:
        1998             218,000    Sept 1998    24 Months        $.65
                         185,500    Sept 1998    36 Months         .65
                         162,000     Oct 1998    24 Months         .65
                          75,000     Nov 1998    24 Months         .65
                         100,000     Dec 1998    36 Months        1.00
                         -------
                         740,500

        1999              30,000     Mar 1999    24 Months         .65
                         250,000     Oct 1999    18 Months         .65
                         100,000     Nov 1999    36 Months         .65
                          39,966     Dec 1999     3 Months        1.50
                         100,000     Dec 1999    36 Months        4.00
                         -------
                         519,966

        2000              50,000       Jan 2000  36 Months        4.04
                          10,000     June 2000   60 Months        4.50
                          50,000     Sept 2000   36 Months        4.00
                         100,000       Oct 2000  48 Months        4.00
                         150,000       Oct 2000  36 Months        4.00
                         225,000       Nov 2000  36 Months        3.50
                         836,000       Nov 2000  24 Months        3.50
                       ---------
                       1,421,000
   Options Exercised:
   2000                 (287,000)
                        ---------

   Outstanding at
   December 31, 2000   2,394,466
                       =========


        All of the above outstanding options are fully vested and exercisable.

                                                               continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note K - Common and Preferred Stock

    Common Stock

    L.A.M. is authorized to issue 50,000,000 shares of common stock. Holders of common stock are each entitled to cast one vote for each share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding common stock can elect all directors.

    Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of L.A.M.'s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid until L.A.M. is in profit.

    Holders of common stock do not have preemptive rights to subscribe to additional shares if issued by L.A.M.. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock.

    Preferred Stock

    L.A.M. is authorized to issue up to 5,000,000 shares of preferred stock. L.A.M.'s Articles of Incorporation provide that the Board of Directors has the authority to divide the preferred stock into series and, within the limitations provided by Delaware statute, to fix by resolution the voting power, designations, preferences, and relative participation, special rights, and the qualifications, limitations or restrictions of the shares of any series so established. As the Board of Directors has authority to establish the terms of, and to issue, the preferred stock without shareholder approval, the preferred stock could be issued to defend against any attempted takeover of L.A.M..

Note L -      Subsequent Events

      Equity Line of Credit Agreement

      On January 24, 2001, L.A.M. entered into an equity line of credit agreement with Hockbury Limited in order to establish a possible source of funding for the development of L.A.M.'s technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.

      Under the equity line of credit agreement, Hockbury Limited has agreed to provide L.A.M. with up to $20,000,000 of funding during the twenty-month period following the date of an effective registration statement. During this twenty-month period, L.A.M. may request a drawdown under the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited will be obligated to purchase the shares. L.A.M. may request a drawdown once every 27 trading days, although L.A.M. is under no obligation to request any drawdowns under the equity line of credit.

- -  continued -

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note L -      Subsequent Events - continued


      During the 22 trading days following a drawdown request, L.A.M. will calculate the amount of shares it will sell to Hockbury Limited and the purchase price per share. The purchase price per share of common stock will based on the daily volume weighted average price of L.A.M.'s common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 10%. L.A.M. will receive the purchase price less a placement agent fee payable to GKN Securities equal to 7% of the aggregate purchase price. Hockbury Limited may then resell all or a portion of these shares. GKN Securities is the placement agent which introduced Hockbury Limited to L.A.M. and is a registered broker-dealer.

The minimum amount L.A.M. can draw down at any one time is $100,000. The maximum amount L.A.M. can draw down at any one time is the lesser of $1,000,000 or the amount equal to:

o 4.5% of the weighted average price of L.A.M.'s common stock for the sixty calendar days prior to the date of the drawdown request
o multiplied by the total trading volume of L.A.M.'s common stock for the sixty calendar days prior to the date of the drawdown request.

Grant of Warrants

Upon closing of the equity line of credit Agreement, L.A.M. paid to Hockbury Limited's legal counsel, Epstein Becker & Green P.C., $25,000 to cover its legal and administrative expenses.

As consideration for extending the equity line of credit, L.A.M. granted Hockbury Limited warrants to purchase 482,893 shares of common stock at a price of $ 4.56 per share at any time prior to January 24, 2004. As partial consideration for GKN Securities' services as placement agent in connection with this offering, L.A.M. granted GKN Securities warrants to purchase 455,580 shares of common stock at a price of $4.83 per share at any time prior to January 24, 2006. GKN Securities subsequently assigned warrants to purchase 209,500 shares to four employees of GKN Securities.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2001.

                                L.A.M. PHARMACEUTICALS, CORP.




                                By: /s/ Alan Drizen
                                    -------------------------------------
                                    Alan Drizen, President, Chief Executive
                                    Officer and Chief Financial Officer

                                    /s/ Avi Bodenstein
                                    -------------------------------------
                                    Avi Bodenstein, Principal Accounting Officer


      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


 /s/ Alan Drizen
Alan Drizen                         Director            March 27, 2001


/s/ Peter Rothbart
Peter Rothbart                      Director            March 27, 2001



Gary M. Nath                        Director