Form 10KSB/A
period 2000-12-31
LAM PHARMACEUTICAL CORP
filed 2001-04-03
CIK 1071272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      The following is a summary of the status of the products which are being developed by L.A.M.:

                                              Projected Cost    Projected Date
                        Anticipated FDA    Needed to Complete    of Completion
Product Name             Classification      Studies/Trials    of Studies/Trials
------------            ---------------    ------------------  -----------------

Arthritic Pain          New Drug Application   $1,500,000                 (1)
Sexual DysfunctionNew   Drug Application       $1,500,000    January 2002 (2)
Skin Care               Cosmetic/OTC Drug      $1,500,000                 (1)

(1) L.A.M. plans to fund the majority of the costs of these studies by licensing the rights to these products to a joint venture partner. As of February 15, 2001, L.A.M. had not entered into any agreements with any third party with respect to the further development of these products. Clinical studies are expected to last 18 to 24 months.
(2) Clinical studies relating to L.A.M.'s male sexual dysfunction drug are scheduled to begin by December 31, 2001.

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

                             Total        Shares                    Remaining
                             Shares    Reserved for       Shares     Options/
                            Reserved   Outstanding     Issued As     Shares
Name of Plan               Under Plan    Options      Stock Bonus   Under Plan
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



/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  February 9, 2001

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                    December 31,   December 31,
                                                        2000         1999
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and Cash Equivalents                          $ 1,545,692     $  558,710
Cash Held by Broker - Debentures                       357,250        465,000
Note Receivable - Debentures                                --         50,000
Accounts Receivable                                     75,000         75,000
Inventory - Raw Materials                              121,125             --
Prepaid Expenses                                         2,639             --
--------------------------------------------------------------------------------
Total Current Assets                                 2,101,706      1,148,710

Property and Equipment - Net of Accumulated
Depreciation                                            19,601          4,922

Other Assets
Patents and Trademarks - Net of Accumulated
Amortization                                           336,196        232,417
--------------------------------------------------------------------------------
Total Assets                                       $ 2,457,503    $ 1,386,049
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses                $ 326,762    $   111,627
Convertible Debentures                               1,658,250      1,252,000
--------------------------------------------------------------------------------
Total Current Liabilities                            1,985,012      1,363,627

Non-Current Liabilities
Due to Stockholders                                  1,266,837      1,390,837
Deferred Royalty Revenue                               207,360        207,360
--------------------------------------------------------------------------------
Total Liabilities                                    3,459,209      2,961,824
--------------------------------------------------------------------------------
Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Shares
Authorized; 13,998,930 and 10,392,500
Shares Issued and Outstanding as of
December 31, 2000 and 1999, Respectively                 1,400          1,039
Additional Paid in Capital                           8,812,199      3,461,483
Deficit Accumulated During Development Stage        (9,815,305)    (5,038,297)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                         (1,001,706)    (1,575,775)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit        $ 2,457,503   $  1,386,049
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From the Date of Inception (February 1, 1994) Through
December 31, 2000
--------------------------------------------------------------------------------


                                                                          Deficit
                                                                        Accumulated
                                                          Additional      During            Total
                                                 Common    Paid-In      Development      Stockholders
                                     Shares      Stock     Capital         Stage        Equity/(Deficit)
--------------------------------------------------------------------------------------------------------
Inception - February 1, 1994            --       $  --     $  --          $  --           $     --
Capital Contribution - Services
Rendered                                --          --      22,799           --             22,799
Capital Contribution -  Laboratory
Equipment                               --          --      24,245           --             24,245
Net Loss                                --          --        --         (356,393)        (356,393)
--------------------------------------------------------------------------------------------------------
Balance - December 31, 1994             --          --      47,044       (356,393)        (309,349)
Capital Contribution - Services
Rendered                                --          --     172,020           --            172,020
Net Loss                                --          --        --         (522,095)        (522,095)
--------------------------------------------------------------------------------------------------------
Balance - December 31, 1995             --          --     219,064       (878,488)        (659,424)
Capital Contribution - Services
Rendered                                --          --     185,495           --            185,495
Capital Contribution - Leasehold
Improvements                            --          --       9,775           --              9,775
Capital Contribution - Interest
Expense                                 --          --      49,738           --             49,738
Capital Contribution in Cash            --          --      51,001           --             51,001
Net Loss                                --          --        --         (643,733)        (643,733)
--------------------------------------------------------------------------------------------------------
Balance - December 31, 1996             --       $  --   $ 515,073    $(1,522,221)     $(1,007,148)
Capital Contribution - Services
Rendered                                --          --     377,072           --            377,072
Capital Contribution - Interest
Expense                                 --          --      99,477           --             99,477
Capital Contribution in Cash            --          --     111,199           --            111,199
Distribution                            --          --     (30,000)          --            (30,000)
Net Loss                                --          --        --         (499,626)        (499,626)
-------------------------------------------------------------------------------------------------------
Balance - December 31, 1997             --      $   --  $1,072,821   $ (2,021,847)     $  (949,026)


                                                          -continued-

    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From the Date of Inception (February 1, 1994)Through December 31, 2000 - Continued
--------------------------------------------------------------------------------

                                                                          Deficit
                                                                        Accumulated
                                                          Additional      During            Total
                                                 Common    Paid-In      Development      Stockholders
                                     Shares      Stock     Capital         Stage        Equity/(Deficit)
--------------------------------------------------------------------------------------------------------
Balance - December 31, 1997             --          --    1,072,821    (2,021,847)         (949,026)
Recapitalization as L.A.M.
  Pharmaceutical, Corp.          6,000,000         600         (600)         --                  --
Capital Contribution - Interest
  Expense                               --          --      103,579          --             103,579
Issuance of Common Stock
  for Cash                       4,332,500         433      378,352          --             378,785
Distribution                            --          --      (38,660)         --             (38,660)
Net Loss                                --          --           --      (458,807)         (458,807)
--------------------------------------------------------------------------------------------------------
Balance - December 31, 1998     10,332,500       1,033    1,515,492    (2,480,654)         (964,129)
Capital Contribution - Interest
  Expense                               --          --      107,681          --             107,681
Issuance of Common Stock
  for Cash                          60,000           6       59,994          --              60,000
Stock Options and Awards Granted -
  Compensation for Services
  Rendered                              --          --      526,316          --             526,316
Conversion Premium on
  Convertible Debentures                --          --    1,252,000          --           1,252,000
Net Loss                                --          --         --      (2,557,643)       (2,557,643)
-------------------------------------------------------------------------------------------------------
Balance - December 31, 1999     10,392,500       1,039    3,461,483    (5,038,297)       (1,575,775)
Capital Contribution - Interest
  Expense                               --          --      107,686          --             107,686
Conversion Premium on
  Convertible Debentures                --          --    2,395,093          --           2,395,093
Stock Options and Awards Granted-
  Compensation for Services
  Rendered                              --          --      447,640          --             447,640
Debentures Converted to Common
  Stock                          3,319,430         332    2,211,176          --           2,211,508
Stock Options Exercised            287,000          29      189,121          --             189,150
Net Loss                                --          --         --      (4,777,008)       (4,777,008)
--------------------------------------------------------------------------------------------------------
Balance - December 31, 2000     13,998,930      $1,400    $8,812,19   $(9,815,305)      $(1,001,706)
--------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2000 and 1999 and for the Period From the Date of Inception (February 1, 1994) Through
December 31, 2000
------------------------------------------------------------------------------
                                                                 Date of
                                                                Inception
                                                               (February 1,
                                                                  1994)
                                                                 Through
                                                               December 31,
                               2000       1999       1998         2000
------------------------------------------------------------------------------
Total Revenue                $   --     $   --     $   --       $ 200,000
------------------------------------------------------------------------------
Expenses
Research and Development      308,270    185,143    41,372      2,019,069
General and Administrative  1,774,194    906,057   190,052      3,430,467
Interest Expense              291,604    120,625   103,579        665,023
Conversion Premium          2,395,093  1,252,000        --      3,647,093
Depreciation and
 Amortization                  36,108     11,159     3,467         78,918
------------------------------------------------------------------------------
Total Expenses              4,805,269  2,474,984   338,470      9,840,570
------------------------------------------------------------------------------
Loss From Operations       (4,805,269)(2,474,984) (338,470)    (9,640,570)
------------------------------------------------------------------------------
Other Income (Expense)
Interest Income                28,261      2,601     1,763         32,625
Loss on Investment in
Affiliate                          --    (85,260) (122,100)      (207,360)
------------------------------------------------------------------------------
Total Other Income (Expense)   28,261    (82,659) (120,337)      (174,735)
------------------------------------------------------------------------------
Net Loss                  $(4,777,008)$(2,557,643)$(458,807)  $(9,815,305)
------------------------------------------------------------------------------
Loss Per Common Share - Basic
 and Diluted                 $ (0.44)     $ (0.25)  $ (0.05)     $  (1.08)
------------------------------------------------------------------------------
Weighted Average Number of
 Common Shares Outstanding 10,893,116   10,392,500  10,047,917
--------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000 and 1999 and for
the Period
From the Date of Inception (February 1, 1994) Through December 31, 2000
--------------------------------------------------------------------------
                                                                 Date of
                                                                Inception
                                                               (February 1,
                                                                  1994)
                                                                 Through
                                                               December 31,
                                         2000         1999        2000
--------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Loss                             $(4,777,008) $(2,557,643)  $(9,815,305)
Adjustments to Reconcile Net Loss to
Net Cash Flows From Operating
Activities:
    Depreciation and Amortization         36,108       11,159       78,918
    Capital Contributions:
    Interest Expense                     107,686      107,681      468,161
    Options and Awards Granted           447,640      526,316    1,731,342
 Conversion Premium on Debentures      2,395,093    1,252,000    3,647,093
 Loss on Investment in Affiliate              --       85,260      207,360
Changes in Assets and Liabilities:
    Accounts Receivable                       --       39,349      (75,000)
 Notes Receivable                         50,000           --       50,000
    Inventory - Raw Materials           (121,125)          --     (121,125)
    Prepaid Expenses                      (2,639)       5,320       (2,639)
    Accounts Payable and Accrued
     Expenses                            366,557       58,683      478,184
    Due to Stockholders                 (124,000)     124,000    1,266,837
    Other                                     --           --           --
--------------------------------------------------------------------------
Net Cash Flows from Operating
Activities                            (1,621,688)    (347,875)  (2,086,174)
--------------------------------------------------------------------------
Cash Flows from Investing Activities
Equipment                                (37,631)     (4,274)      (42,717)
Patents and Trademarks                  (116,932)   (166,398)     (357,975)
--------------------------------------------------------------------------
Net Cash Flows from Investing
Activities                              (154,563)   (170,672)     (400,692)
--------------------------------------------------------------------------
Cash Flows from Financing Activities
Cash Capital Contributions                    --          --       162,200
Distributions to Stockholders                 --          --       (68,660)
Proceeds from Issuance of Common Stock        --      60,000       438,785
Proceeds from Convertible Debentures   2,466,333   1,077,000     3,668,333
Note Payable                                  --      (5,320)           --
Proceeds from the Exercise of Stock
Options                                  189,150          --       189,150
--------------------------------------------------------------------------
Net Cash Flows from Financing
Activities                             2,655,483   1,131,680     4,389,808
--------------------------------------------------------------------------
Net Increase in Cash and Cash
Equivalents                              879,232     613,133     1,902,942
Cash and Cash Equivalents - Beginning  1,023,710     410,577            --
--------------------------------------------------------------------------
Cash and Cash Equivalents - Ending     1,902,942   1,023,710     1,902,942
--------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                  Date of
                                                                 Inception
                                                                (February 1,
                                                                    1994)
                                                                   Through
                                                                 December 31,
                                         2000          1999          2000
------------------------------------------------------------------------------

Issuance of Common Stock in Exchange
 for Property and Equipment            $   --         $  --         $ 34,020
Debentures Converted to Common      2,060,083         $  --      $ 2,060,083
Stock
Investment in Affiliate                $   --         $  --        $ 207,360
Deferred Revenue                       $   --         $  --        $(207,360)
------------------------------------------------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
         Terms                                      3 - 24 Months   24-36 Months

        Stock option transactions for the three years ending December 31, 2000 are summarized as follows:

                                                               Weighted Average
                                              Number             Exercise Price
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
        --------------------------------------------------------------------


                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

-  continued -

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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