Form 10QSB
period 2001-03-31
LAM PHARMACEUTICAL CORP
filed 2001-05-23
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                       For the quarterly period ended March 31, 2001
                                       or
                 [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                            the Securities Exchange Act of 1934

                           Commission file No. 0-30641

                           L.A.M. PHARMACEUTICAL CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            52-2278236
        -------------------                  --------------------------
         (State of incorporation)        (I.R.S. Employer Identification Number)


                            800 Sheppard Avenue West,
                                Commercial Unit 1
                 North York, Ontario, Canada M3H 6B4 (address of
                     principal executive offices) (Zip Code)


                                 (416) 633-3004
                            -----------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of May 15, 2001, the Company had 14,308,246 issued and outstanding shares of common stock.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                          L.A.M. PHARMACEUTICAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                           (A DELAWARE CORPORATION)
                                Miami, Florida

                     -------------------------------------
                               FINANCIAL REPORTS
                                       AT
                            March 31, 2001 and 2000
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


TABLE OF CONTENTS
------------------------------------------------------------------------------


Independent Accountants' Report on Unaudited Interim Financial Data        F-2

Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000         F-3

Statements of Changes in Stockholders' Deficit for the Three Months
 Ended March 31, 2001 and  2000 (Unaudited)                                F-4

Statements of Operations for the Three Months Ended March 31, 2001
 and 2000 and for the Period From the Date of Inception (February 1,
 1994) Through March 31, 2001 (Unaudited)                                  F-5

Statements of Cash Flows for the Three Months Ended March 31, 2001
 and 2000 and for the Period From the Date of Inception (February 1,
 1994) Through March 31, 2001 (Unaudited)                            F-6 to F-7

Notes to Financial Statements                                        F-8 to F-9

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
L.A.M. Pharmaceutical, Corp.
Miami, Florida


      We have reviewed the accompanying balance sheet of L.A.M. Pharmaceutical, Corp. (a Development Stage Company) (A Delaware Corporation) as of March 31, 2001 and the related statements of operations, changes in stockholders' deficit and cash flows for the three months ended March 31, 2001 and 2000 and for the period from the date of inception (February 1, 1994) through March 31, 2001, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 (presented herein), and the related statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period then ended, and for the period from the date of inception (February 1, 1994)) through December 31, 2000 (not presented herein), and in our report dated February 9, 2001, we expressed an unqualified opinion on those financial statements. We have not performed any auditing procedures subsequent to the date of our previous report.




/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  May 14, 2001

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

BALANCE SHEET
--------------------------------------------------------------------------------
                                                   (Unaudited)
                                                     March 31,    December 31,
                                                       2001          2000
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                            $334,275    $ 1,545,692

Cash Held by Broker - Debentures
                                                       96,933        357,250
Loan Receivable - Officer
                                                    1,025,000             --
Accounts Receivable
                                                       75,000         75,000
Inventory - Raw Materials
                                                      121,125        121,125
Prepaid Expenses
                                                        6,460          2,639
--------------------------------------------------------------------------------
Total Current Assets
                                                    1,658,793      2,101,706

Property and Equipment - Net of Accumulated
Depreciation                                           79,864         19,601

Patents and Trademarks - Net of Accumulated
Amortization                                          355,455        336,196
--------------------------------------------------------------------------------
Total Assets                                      $ 2,094,112     $2,457,503
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses              $  380,997    $   326,762
Convertible Debentures
                                                    1,461,250      1,658,250
--------------------------------------------------------------------------------
Total Current Liabilities                           1,842,247      1,985,012

Due to Stockholders                                 1,266,837      1,266,837
Deferred Royalty Revenue                              207,360        207,360
--------------------------------------------------------------------------------
Total Liabilities                                   3,316,444      3,459,209
--------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Shares
Authorized; 14,289,230 and 13,998,930 Shares
 Issued and Outstanding as of March 31, 2001
 and December 31, 2000, Respectively                   1,429          1,400
Additional Paid in Capital                        10,259,267      8,812,199
Deficit Accumulated During Development Stage      (11,483,02)    (9,815,305)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                       (1,222,332)    (1,001,706)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit      $ 2,094,112    $ 2,457,503
-------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
-------------------------------------------------------------------------------

                                                                 Deficit
                                                               Accumulated
                                                  Additional     During        Total
                                        Common     Paid-In    Development  Stockholders
                                Shares   Stock     Capital       Stage     Equity/(Deficit)
--------------------------------------------------------------------------------------------
Balance - December 31, 1999
                             10,392,50   $1,039  $3,384,823   $(5,038,297)  $(1,652,435)

Capital Contribution -
Interest                            --       --      26,923            --        26,923

Stock Options                       --       --      76,660            --        76,660

Conversion Premium on
Convertible Debentures              --       --      265,000           --       265,000

Net Loss for the Period
(Unaudited)                         --       --           --     (724,566)     (724,566)
------------------------------------------------------------------------------------------
Balance - March 31, 2000    10,392,500    1,039    3,753,406   (5,762,863)   (2,008,418)
-----------------------------------------------------------------------------------------
Balance - December 31,
  2000                      13,998,930    1,400   $8,812,199   (9,815,305)   (1,001,706)

Capital Contribution -
Interest Expense                    --       --       26,920           --        26,920

Debentures Converted to
Common Stock                   107,300       11      197,716           --       197,727

Stock Options Exercised        173,000       17      112,433           --       112,450

Common Shares Issued as
Compensation for Services
  Rendered                      10,000        1        9,999           --        10,000

Warrants Issued to Hockbury
Limited and GKN Securities          --        --   1,100,000           --     1,100,000

Net Loss for the Period -
(Unaudited)                         --        --          --   (1,667,723)   (1,667,723)
----------------------------------------------------------------------------------------
Balance - March 31, 2001    14,289,230    $1,429  10,259,267 $(11,483,028)  $(1,222,332)
----------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2001 and 2000 and
for the Period
From the Date of Inception (February 1, 1994) Through
March 31, 2001
--------------------------------------------------------------------------
                                       (Unaudited)            (Unaudited)
                                     Quarter Ended        Date of Inception
                                       March 31,     (February 1, 1994) Through
                                     2001       2000       March 31, 2001
--------------------------------------------------------------------------
Total Revenue                     $    --     $    --       $ 200,000
--------------------------------------------------------------------------
Expenses
Research and Development           60,416     171,065       2,079,485
General and Administrative        439,648     226,515       3,870,115
Warrants Issued - Equity Line of
Credit                          1,100,000          --       1,100,000
Interest Expense                   61,149      60,188         726,172
Conversion Premium on
Convertible Debentures                 --     265,000       3,647,093
Depreciation and Amortization       7,043       4,545          85,961
--------------------------------------------------------------------------
Total Expenses                  1,668,256     727,313      11,508,826
--------------------------------------------------------------------------
Loss From Operations           (1,668,256)   (727,313)    (11,308,826)
--------------------------------------------------------------------------
Other Income (Expense)
Interest Income                       533       2,747          33,158
Loss on Investment in Affiliate        --          --        (207,360)
--------------------------------------------------------------------------
Total Other Income (Expense)          533       2,747        (174,202)
--------------------------------------------------------------------------
Net Loss for the Period        (1,667,723)   (724,566)    (11,483,028)
--------------------------------------------------------------------------
Loss Per Common Share - Basic
  and Diluted                  $   ( 0.12)  $   (0.07)     $    (1.20)
--------------------------------------------------------------------------
Weighted Average Number of
 Common Shares Outstanding     14,035,478  10,392,500
-------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2001 and 2000 and for the
Period From the Date of Inception (February 1, 1994) Through
March 31, 2001
------------------------------------------------------------------------
                                          (Unaudited)         Date of Inception
                                         Quarter Ended       (February 1, 1994)
                                            March 31,              Through
                                         2001        2000       March 31, 2001
-------------------------------------------------------------------------------
Cash Flows from Operating
Activities
Net Loss for the Period           $ (1,667,723)   $(724,566)    $ (11,483,028)

Adjustments to Reconcile Net Loss
to Net Cash Flows From Operating
Activities:
    Depreciation and Amortization        7,043        4,545            85,961
    Capital Contributions:
      Services Rendered Including
Stock Options and Awards Granted        10,000           --         1,741,342
Warrants Issued - Equity Line of
Credit                               1,100,000           --         1,100,000
Conversion Premium on
Convertible Debentures                      --      265,000         3,647,093
   Interest Expense                     26,920       26,923           495,081
    Loss on Investment in
      Affiliate                             --           --           207,360
  Changes in Assets and Liabilities:
    Accounts Receivable                     --           --           (75,000)
    Inventory                               --           --          (121,125)
    Prepaid Expenses                    (3,821)     (30,000)           (6,460)
    Accounts Payable and Accrued
        Expenses                        54,962       36,009           533,146
    Due to Stockholders                     --           --         1,266,837
------------------------------------------------------------------------------
Net Cash Flows from Operating
Activities                            (472,619)    (422,089)       (2,608,793)
------------------------------------------------------------------------------
Cash Flows from Investing Activities
Equipment                              (61,433)     (13,204)         (104,150)
Patents and Trademarks                 (25,132)     (54,434)         (383,107)
Loans to an Officer                 (1,025,000)          --        (1,025,000)
------------------------------------------------------------------------------
Net Cash Flows from Investing
Activities                          (1,111,565)     (67,638)       (1,512,257)
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

 L.A.M. PHARMACEUTICAL, CORP.
 (A DEVELOPMENT STAGE COMPANY)
 (A DELAWARE CORPORATION)
 Miami, Florida

 STATEMENTS OF CASH FLOWS
 For the Three Months Ended March 31, 2001 and 2000 and for
 the Period
 From the Date of Inception (February 1, 1994) Through March
 31, 2001
 -----------------------------------------------------------------------------
                                         (Unaudited)         Date of Inception
                                         Quarter Ended       (February 1, 1994)
                                            March 31,              Through
                                         2001        2000       March 31, 2001
-------------------------------------------------------------------------------
 Cash Flows from Financing Activities
 Cash Capital Contributions                --          --              162,200
 Proceeds from Issuance of
    Common Stock                           --          --              438,785
 Proceeds from (Repayment) of
 Notes Payable                             --          --                   --
 Proceeds from Convertible Debentures      --     265,000            3,718,333
 Proceeds from Exercise of Stock
    Options                           112,450          --              301,600
 Distributions to Stockholders             --          --              (68,660)
 -----------------------------------------------------------------------------
 Net Cash Flows from Financing
  Activities                          112,450     265,000            4,552,258
 -----------------------------------------------------------------------------
 Net Increase (Decrease) in Cash
  and Cash Equivalents             (1,471,734)   (224,727)             431,208

 Cash and Cash Equivalents -
 Beginning of Period                1,902,942   1,023,710                   --
 -----------------------------------------------------------------------------
 Cash and Cash Equivalents -
   End of Period                   $  431,208   $ 798,983          $  431,208
 -----------------------------------------------------------------------------
 NON-CASH INVESTING AND FINANCING ACTIVITIES
 Issuance of Common Stock in Exchange
 for Property and Equipment        $       --   $      --          $   34,020
 Debentures Converted to Common
    Stock                              97,000    $     --          $2,257,083
 Investment in Affiliate           $       --    $     --          $  207,360
 Deferred Royalty Revenue          $       --    $     --          $ (207,360)
 -----------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


Note A -  Basis of Presentation

        The condensed financial statements of L.A.M. Pharmaceutical, Corp. (L.A.M.) included herein have been prepared by L.A.M., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although L.A.M. believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in L.A.M.'s annual report on Form 10-KSB.

        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of L.A.M. for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the calendar year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with L.A.M.'s registration with the Securities and Exchange Commission and costs incurred to raise capital and acquisitions of patents and trademarks.

Note B - Loan Receivable - Officer

        In February and March 2001, Alan Drizen, the Company's President, borrowed $1,025,000 from L.A.M. The amounts borrowed were used by Mr. Drizen to purchase shares of L.A.M.'s common stock in an effort to stabilize the share price in the face of extensive short selling of the shares. The Company expects to receive the repayment of this loan from Mr. Drizen no later than December 31, 2001.

Note C - Equity Line of Credit Agreement

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

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------


Note B -    Equity Line of Credit Agreement - continued

     common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 10%. L.A.M. will receive the purchase price less a placement agent fee payable to GKN Securities equal to 7% of the aggregate purchase price. Hockbury Limited may then resell all or a portion of these shares. GKN Securities is the placement agent which introduced Hockbury Limited to L.A.M. and is a registered broker-dealer.

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

     The fair value of these warrants using customary pricing models was approximately $1,100,000 and is reflected in L.A.M.'s financial statements and recorded as an expense during the three months ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This  Quarterly  Report  on  Form  10-QSB  contains  certain   statements  of  a
forward-looking nature relating to future events or the future financial performance of L.A.M. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by L.A.M. with the Securities and Exchange Commission, including L.A.M.'s Annual Report on Form 10-KSB.

All of L.A.M's products are in the development stage. As a result, L.A.M. has not generated any revenues from the sale of pharmaceutical products. It could be several years, if ever, before L.A.M. will recognize significant revenue from royalties received pursuant to any license agreements. L.A.M. does not expect to generate revenue directly from product sales.

Results of Operations

Three months ended March 31, 2001 as compared to the three months ended March 31, 2000

Research and Development Expenses

Research and development expenses decreased during the three months ended March 31, 2001 as compared with the three months ended March 31, 2000 primarily as a result of reductions in costs associated with clinical trials during the first quarter of 2001. These costs tend to fluctuate from period to period depending on the status of L.A.M.'s research projects and the timing of clinical trials.

General and Administrative Expenses

General and administrative expenses increased for the three months ended March 31, 2001 as compared with the three months ended March 31, 2000 primarily as a result of financial banking and consulting fees incurred in connection with obtaining the equity line of credit and additional investor relations costs.

The primary components of general and administrative expenses for the three months ended March 31, 2001 and 2000 were as follows:

                                            2001              2000
                                            ----              ----
      Officer's salary                $   30,000       $    30,000
      Employee salaries and benefits      16,758            20,847
      Less: Salaries classified as
         Research & Development          (18,000)          (18,000)
      Investor Relations                 111,975            36,384
      Commissions paid on sales of
         Convertible Notes                25,000            74,600
      Financial Banking and Consulting   147,000            10,500
      Filing and Registration Fees        14,664               ---
      Legal and Auditing                  60,275            45,300
      Other Supplies and Expenses         51,976            26,884
                                     -----------      ------------
         Total                         $ 439,648        $  226,515
                                       =========        ==========

Warrants Issued - Equity Funding Agreement

The expense of $1,100,000 for the three months ended March 31, 2001 represents the fair value of the warrants issued to Hockbury Limited in connection with the equity line of credit and the warrants issued to GKN Securities as placement agent for the equity line.

Conversion Premium

During the three months ended March 31, 2000 a conversion premium of $265,000 relating to the sale of convertible notes was charged to expense. The conversion premium represents the difference between the fair value of L.A.M.'s common stock and the conversion price of the convertible notes sold during the quarter. The conversion premium did not require the use of cash.

Liquidity and Sources of Capital

L.A.M's primary source of liquidity as of March 31, 2001 is cash and cash equivalent investments of approximately $334,000 and cash of approximately $97,000 held by brokers from the sale of convertible notes. Working capital, exclusive of convertible notes expected to be converted, decreased from approximately $1,775,000 as of December 31, 2000 to $1,278,000 as of March 31, 2001.

L.A.M.'s operations used approximately $473,000 in cash during the three months ended March 31, 2001. During this period L.A.M. also spent approximately $25,000 on patent and trademark applications, $61,000 for property and equipment purchases and advanced $1,025,000 in short-term loans to an officer and director of L.A.M. The amounts borrowed by the officer and director were used to purchase shares of L.A.M.'s common stock in an effort to stabilize L.A.M.'s stock price in the face of extensive short selling. Cash required during the three months ended March 31, 2001 came from existing cash balances and approximately $112,000 in proceeds from the exercise of stock options.

Equity Line of Credit

      On January 24, 2001, L.A.M entered into an equity line of credit agreement with Hockbury Limited in order to establish a possible source of funding for the development of L.A.M.'s technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.

     Under the equity line of credit agreement, Hockbury Limited has agreed to provide L.A.M. with up to $20,000,000 of funding during the twenty-month period, L.A.M. may request a drawdown under the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited will be obligated to purchase the shares. L.A.M. may request a drawdown once every 27 trading days, although L.A.M. is under no obligation to request any drawdowns under the equity line of credit.

      During the 22 trading days following a drawdown request, the Company will calculate the amount of shares it will sell to Hockbury Limited and the purchase price per share. The purchase price per share of common stock will based on the daily volume weighted average price of L.A.M.'s common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 10%. L.A.M. will receive the purchase price less a placement fee payable to GKN Securities equal to 7% of the aggregate purchase price. Hockbury Limited may then resell all or a portion of these shares in the public market. GKN Securities is the placement agent which introduced Hockbury Limited to L.A.M. and is a registered broker.

     L.A.M. may request a drawdown by sending a drawdown notice to Hockbury Limited, stating the amount of the drawdown and the lowest daily volume weighted average price, if any, at which L.A.M. is willing to sell the shares. The minimum volume weighted average price will be set by L.A.M.'s President in his sole and absolute discretion.

     L.A.M. requested its fist drawdown on March 21, 2001. On April 25, 2001 L.A.M. sold 19,016 shares of its common stock to Hockbury Limited at any average price of $4.16 per share. L.A.M. received $70,018 from the sale of these shares, which amount is net of the placement agent fee paid to GKN Securities.
Plan of Operations

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

     During this twelve-month period L.A.M. does not anticipate hiring more than four employees.

     During the twelve months ending December 31, 2001, L.A.M. expects that it will spend between $250,000 and $300,000 on research, development, and clinical studies relating to L.A.M.'s IPM Matrix technology. As of March 31, 2001 L.A.M. had working capital of approximately $1,278,000 (exclusive of convertible notes that are expected to be converted to equity and liabilities payable to shareholders of L.A.M.). L.A.M. plans to use its existing financial resources as well as the proceeds from the sale of its common stock under the equity line of credit agreement with Hockbury Limited to fund its capital requirements during this period. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell any of its products on a commercial basis.

      Other than funding its research and development activities and operating losses, L.A.M. does not have any material capital commitments.

      Due to the lack of any significant revenues, L.A.M. has relied upon proceeds from the public and private sale of its common stock and convertible notes to meet its funding requirements. Funds raised by L.A.M. have been expended primarily in connection with research, development, clinical studies and administrative costs. Since L.A.M. does not anticipate realizing revenues until such time as it begins the commercial sale of its products or enters into licensing arrangements regarding these products (which could take a number of years), L.A.M. will be required, through the sale of securities, debt financing or other arrangements, to fund its operations. However, additional funding may not be available to L.A.M. or may not be available on favorable terms.

                                     PART II
                                OTHER INFORMATION

Item 2.       Changes in Securities

      During the three months ending March 31, 2001, the Company:

1. Issued 107,300 shares of common stock as a result of the conversion of certain convertible notes previously sold by the Company and

2. Issued 173,000 shares of common stock as the result of the exercise of certain options previously granted by the Company.

3.   Issued 10,000 shares of common stock to one person for service rendered.

      The shares issued upon the conversion of the notes were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

      The shares issued upon the exercise of the options and for services rendered during the quarter ending March 31, 2001 were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by
Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item 5.  Other Information

      During the quarter ending March 31, 2001 Alan Drizen, an officer and director of the Company, borrowed $1,025,000 from the Company. The amounts borrowed by Mr. Drizen were used to purchase shares of the Company's common stock in an effort to stabilize the Company's stock price in the face of extensive short selling.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                           L.A.M. PHARMACEUTICAL CORP.



                              By:  /s/ Joseph Slechta
                                 --------------------------------------------
                                  Joseph Slechta, President


                              By:  /s/ Avi Bodenstein
                                 --------------------------------------------
                                  Avi Bodenstein, Principal Financial Officer


                              Date:     May 17, 2001





LAM 10-QSB  March 2001 5-17-01

                                   EXHIBIT 27