Form 10QSB
period 2001-06-30
LAM PHARMACEUTICAL CORP
filed 2001-08-14
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]


As of June 30, 2001, the Company had 14,321,846 issued and outstanding shares of common stock.

                          PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements


                          L.A.M. PHARMACEUTICAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                           (A DELAWARE CORPORATION)


                     -------------------------------------
                               FINANCIAL REPORTS
                                       AT
                             JUNE 30, 2001 and 2000
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



TABLE OF CONTENTS
------------------------------------------------------------------------------


Independent Accountants' Report on Unaudited Interim Financial Data        F-2

Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000          F-3

Statements of Changes in Stockholders' Deficit for the Three and
 Six Months Ended June 30, 2001 and 2000 (Unaudited)                  F-4 to F-5

Statements of Operations for the Three Months and Six Months
Ended June 30, 2001 And 2000 and for the Period From the Date
of Inception (February 1, 1994) Through June 30, 2001 (Unaudited)          F-6

Statements of Cash Flows for the Three Months and Six Months
Ended June 30, 2001 and 2000 and for the Period From the Date
of Inception (February 1, 1994) Through June 30, 2001 (Unaudited)     F-7 to F-8

Notes to Financial Statements                                        F-9 to F-11

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
L.A.M. Pharmaceutical, Corp.



      We have reviewed the accompanying balance sheet of L.A.M. Pharmaceutical, Corp. (a Development Stage Company) (A Delaware Corporation) as of June 30, 2001 and the related statements of operations, changes in stockholders' deficit and cash flows for the three months and six months ended June 30, 2001 and 2000 and for the period from the date of inception (February 1, 1994) through June 30, 2001. All information included in these financial statements is the representation of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

      We have previously audited, in accordance with auditing standards, generally accepted in the United States, the balance sheet as of December 31, 2000 (presented herein), and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended, and for the period from the date of inception (February 1, 1994) through December 31, 2000 (not presented herein), and in our report dated February 9, 2001, we expressed an unqualified opinion on those financial statements. We have not performed any auditing procedures subsequent to the date of our previous report.







/s/ Rotenberg & Company, LLP
Rochester, New York
August 9, 2001

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)


BALANCE SHEETS
--------------------------------------------------------------------------------
                                                       (Unaudited)
                                                        June 30,    December 31,
                                                          2001         2000
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                              $ 928,488   $ 1,545,692
Cash Held by Broker - Debentures                              --       357,250
Loan Receivable - Officer                                985,000            --
Accounts Receivable                                       20,931        75,000
Inventory - Raw Materials                                114,750       121,125
Prepaid Expenses                                              --         2,639
--------------------------------------------------------------------------------

Total Current Assets                                   2,049,169     2,101,706

Property and Equipment - Net of Accumulated
Depreciation                                             121,897        19,601

Other Assets
Patents and Trademarks - Net of Accumulated
Amortization                                             310,206       336,196
--------------------------------------------------------------------------------

Total Assets                                         $ 2,481,272   $ 2,457,503
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses                $   551,341   $   326,762
Convertible Debentures                                 1,391,250     1,658,250
--------------------------------------------------------------------------------

Total Current Liabilities                              1,942,591     1,985,012

Non-Current Liabilities
Due to Stockholders                                  $ 1,241,837   $ 1,266,837
Deferred Royalty Revenue                                 207,360       207,360
--------------------------------------------------------------------------------

Total Liabilities                                    $ 3,391,788   $ 3,459,209
--------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Shares
Authorized; 14,848,251and 13,998,930 Shares Issued
and Outstanding as of June 30, 2001 and December 31,
Respectively                                               1,485         1,400
Additional Paid in Capital                            11,485,732     8,812,199
Deficit Accumulated During Development Stage         (12,397,733)   (9,815,305)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                             (910,516)   (1,001,706)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit          $ 2,481,272  $  2,457,503
--------------------------------------------------------------------------------

 The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three and Six Months Ended June 30, 2001 and 2000
(Unaudited)
--------------------------------------------------------------------------------


                                                                            Deficit
                                                                          Accumulated
                                                           Additional        During            Total
                                               Common       Paid-In       Development      Stockholders
                                 Shares        Stock        Capital           Stage       Equity/(Deficit)
---------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999    10,392,500     $ 1,039     $ 3,384,823    $ (5,038,297)     $ (1,652,435)

Capital Contribution - Interest        --          --          26,923              --            26,923

Stock Options Issued                   --          --          76,660              --            76,660

Conversion Premium on
 Convertible Debentures                --          --         265,000              --           265,000

Net Loss - Restated (Unaudited)        --          --              --        (724,566)         (724,566)
----------------------------------------------------------------------------------------------------------------
Balance - March 31, 2000       10,392,500       1,039     $ 3,753,406      (5,762,863)      $(2,008,418)
----------------------------------------------------------------------------------------------------------------
Capital Contribution -
Interest Expense                       --          --          26,923              --            26,923

Conversion Premium on
  Convertible Debentures               --          --          10,000              --            10,000

Net Loss for the Period -
(Unaudited)                            --          --              --        (191,801)         (191,801)
----------------------------------------------------------------------------------------------------------------
Balance - June 30, 2000        10,392,500     $ 1,039     $ 3,790,329    $ (5,954,664)    $  (2,163,296)
----------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three and Six Months Ended June 30, 2001 and 2000
(Unaudited)
--------------------------------------------------------------------------------


                                                                            Deficit
                                                                          Accumulated
                                                           Additional        During            Total
                                               Common       Paid-In       Development      Stockholders
                                 Shares        Stock        Capital           Stage       Equity/(Deficit)
---------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000    13,998,930     $ 1,400     $ 8,812,199    $ (9,815,305)     $ (1,001,706)

Capital Contribution -
Interest Expense                       --          --          26,920              --            26,920

Debentures Converted to Common
Stock                             107,300          11         197,716              --           197,727

Stock Options Exercised           173,000          17         112,433              --           112,450

Common Shares Issues as
  Compensation for Services
Rendered                           10,000           1           9,999              --            10,000

Warrants Issued to Hockbury
Limited and GKN Securities             --          --       1,100,000              --         1,100,000

Net Loss for the Period -
(Unaudited)                            --          --              --      (1,667,723)       (1,667,723)
-------------------------------------------------------------------------------------------------------------
Balance - March 31, 2001       14,289,230     $ 1,429     $10,259,267    $(11,483,028)     $ (1,222,332)
-------------------------------------------------------------------------------------------------------------
Capital Contribution -
Interest Expense                       --          --          28,185              --            28,185

Debentures Converted to Common
Stock                              20,000           2           9,998              --            10,000

Common Shares Issued as
  Compensation for Services
Rendered                          100,000          10         299,990              --           300,000

Stock Options Issued                   --          --         404,700              --           404,700

Sale of Shares Under the
Equity Line of Credit
Agreement                         439,021          44         483,592              --           483,636

Net Loss for the Period -
(Unaudited)                            --          --              --        (914,750)         (914,750)
--------------------------------------------------------------------------------------------------------------
Balance - June 30, 2001        14,848,251     $ 1,485     $11,485,732    $(12,397,733)        $(910,516)
--------------------------------------------------------------------------------------------------------------


L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2001 and 2000 and for the Period From the Date of Inception (February 1, 1994) Through June 30, 2001
--------------------------------------------------------------------------------
                              (Unaudited)          (Unaudited)      (Unaudited)
                            Six Months Ended      Quarter Ended       Date of
                                                                    Inception
                               June 30,             June 30,        (February 1,
                                                                       1994)
                                                                      Through
                               2001      2000      2001     2000   June 30, 2001
--------------------------------------------------------------------------------
Licensing Revenue           $300,000    $   --   $300,000  $  --     $500,000
--------------------------------------------------------------------------------
Expenses
Research and Development     140,725   113,969     62,309  22,904    2,159,794
General and Administrative   809,630   407,545    397,982 101,048    4,240,097
Warrants Issued - Equity
Line of Credit             1,100,000        --         --      --    1,100,000
Stock Compensation -
 Officer                     300,000        --    300,000      --      300,000
Options and Awards Granted                                             414,700
  Officers and Directors      95,500        --     85,500      --
  Investors and Investor
Relations
    Consultants              319,200        --    319,200      --
Interest Expense             121,336   120,376     60,187  60,188      786,359
Conversion Premium on
 Convertible Debentures           --   275,000         --  10,000    3,647,093
Depreciation and
 Amortization                 17,501    13,122     10,458   8,577       96,419
--------------------------------------------------------------------------------
Total Expenses             2,903,892   930,012  1,235,636 202,717   12,744,462
--------------------------------------------------------------------------------
Loss From Operations      (2,603,892) (930,012) (935,636)(202,717) (12,244,462)
--------------------------------------------------------------------------------
Other Income (Expense)
Interest Income               21,464    13,663    20,931    10,916    54,089
Loss on Investment in
Affiliate                         --        --        --        --  (207,360)
--------------------------------------------------------------------------------
Total Other Income (Expense)  21,464    13,663    20,931    10,916  (153,271)
--------------------------------------------------------------------------------
Net Loss                  (2,582,428) (916,349) (914,705) (191,801)(12,397,733)
--------------------------------------------------------------------------------
Loss Per Common Share - Basic
  and Diluted                 $(0.18)  $ (0.09) $  (0.06) $  (0.02)   $ (1.26)
--------------------------------------------------------------------------------
Weighted Average
Number of Common
Shares Outstanding        14,321,846 10,392,500 14,241,358 10,392,500
----------------------------------------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)


STATEMENTS OF CASH FLOWS
For the Three Months and Six Months Ended June 30, 2001 and 2000 and for the Period From the Date of Inception (February 1, 1994) Through
June 30, 2001
--------------------------------------------------------------------------------
                              (Unaudited)          (Unaudited)      (Unaudited)
                            Six Months Ended      Quarter Ended       Date of
                                                                    Inception
                               June 30,             June 30,        (February 1,
                                                                       1994)
                                                                      Through
                               2001      2000       2001     2000  June 30, 2001
--------------------------------------------------------------------------------
Cash Flows from Operating
Activities
Net Loss                 $(2,582,428)$(916,349)$(914,705)$(191,801)$(12,397,733)
Adjustments to
Reconcile Net Loss
to Net Cash Flows
From Operating
Activities:
 Depreciation and
 Amortization                 17,501    13,122    10,458    8,597        96,419
  Capital Contributions:
  Services Rendered
  Including Stock
  Stock Compensation
  - Officer                  300,000        --   300,000       --       300,000
Options and Awards Granted
Officers and Directors        95,500        --    85,500       --     2,146,042
Investors and Investor
Relations Consultants        319,200        --   319,200       --
Warrants Issued -
Equity Line of Credit      1,100,000        --        --       --     1,100,000
Conversion Premium on
Convertible Debentures            --   275,000        --   10,000     3,647,093
    Interest Expense          55,105    87,111    28,185   26,923       523,266
Loss on Investment in
Affiliate                         --        --        --       --       207,360
Liabilities:
  Accounts Receivable         54,069        --    54,069       --       (20,931)
    Inventory                  6,375   (25,000)    6,375  (25,000)     (114,750)
    Prepaid Expenses           2,639    (7,917)    6,460   22,083            --
    Accounts Payable
    and Accrued Expenses     225,306   124,338   170,344  121,594       703,490
    Due to Stockholders      (25,000) (124,000)  (25,000)(124,000)    1,241,837
    Other                                   --        --     (467)           --
--------------------------------------------------------------------------------
Net Cash Flows from
Operating Activities        (431,733) (573,695)   40,886 (152,071)   (2,567,907)
--------------------------------------------------------------------------------
Cash Flows from Investing
Activities
Equipment                    (85,137)  (14,942)  (23,704)  (1,738)     (127,854)
Patents and Trademarks        (8,670)  (54,899)   16,462       --      (366,645)
Loans to an Officer         (985,000)       --    40,000       --      (985,000)
--------------------------------------------------------------------------------
Net Cash Flows from
Investing Activities      (1,078,807)  (69,841)   32,758   (1,738)   (1,479,499)
--------------------------------------------------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)


STATEMENTS OF CASH FLOWS
For the Three Months and Six Months Ended June 30, 2001 and 2000 and for the Period From the Date of Inception (February 1, 1994) Through
June 30, 2001
--------------------------------------------------------------------------------
                              (Unaudited)          (Unaudited)      (Unaudited)
                            Six Months Ended      Quarter Ended       Date of
                                                                    Inception
                               June 30,             June 30,        (February 1,
                                                                       1994)
                                                                      Through
                               2001      2000       2001     2000  June 30, 2001
--------------------------------------------------------------------------------
Cash Flows from
Financing Activities
Cash Capital Contributions       --        --         --       --      162,200
Proceeds from Issuance of
Common Stock                     --        --         --       --      438,785
Proceeds from (Repayment)
of Convertible Debentures   (60,000)  275,000    (60,000)  10,000    3,658,333
Proceeds from Exercise of
Stock Options               112,450        --         --       --      301,600
Sale of Shares Under the
Equity Line of Credit
Agreement                   483,636        --    483,636       --      483,636
Distributions to
Stockholders                     --        --         --       --      (68,660)
--------------------------------------------------------------------------------
Net Cash Flows from
Financing Activities        536,086   275,000    423,636   10,000    4,975,894
--------------------------------------------------------------------------------
Net Increase in Cash
and Cash Equivalents       (974,454) (368,536)   497,280 (143,809)     928,488

Cash and Cash Equivalents -
Beginning of Period       1,902,942 1,023,710    431,208  798,983           --
--------------------------------------------------------------------------------
Cash and Cash Equivalents
- End of Year               928,488   655,174    928,488  655,174      928,488
--------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common Stock in
Exchange for Property
and Equipment            $       --  $     --   $     --  $    --     $ 34,020
Debentures Converted
to Common Stock          $  207,000  $     --   $(10,000) $    --   $2,247,083
Investment in Affiliate  $       --  $     --   $     --  $    --   $  207,360
Deferred Royalty Revenue $       --  $     --   $     --  $    --   $ (207,360)
--------------------------------------------------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note A -Basis of Presentation
        The condensed financial statements of L.A.M. Pharmaceutical, Corp. (L.A.M.) included herein have been prepared by L.A.M., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although L.A.M. believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in L.A.M.'s annual report on Form 10-KSB.

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

Note B - Loan Receivable - Director
    Between February and April 2001, Alan Drizen, the Company's President, borrowed $1,075,000 from L.A.M. The amounts borrowed were used by Mr. Drizen to purchase shares of L.A.M.'s common stock in an effort to stabilize the share price in the face of extensive short selling of the shares. The amounts advanced to Mr. Drizen are repayable no later than December 31, 2001. Mr. Drizen has agreed to to secure the repayment of this note by pledging his personal securities, real estate assets and any other obligations the Board of Directors deems necessary to secure the repayment of the borrowed amounts. The loan bears interest at 8.5% per annum. Repayment of the loan began in June, 2001 and the balance as of June 30, 2001 was $985,000.

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

                                                                 - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note C -    Equity Line of Credit Agreement - continued

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

        Grant of Warrants
        As consideration for extending the equity line of credit, L.A.M. granted Hockbury Limited warrants to purchase 482,893 shares of common stock at a price of $ 4.56 per share at any time prior to January 24, 2004. As partial consideration for GKN Securities' services as placement agent in connection with this offering, L.A.M. granted GKN Securities warrants to purchase 455,580 shares of common stock at a price of $4.83 per share at any time prior to January 24, 2006. GKN Securities subsequently assigned warrants to purchase 209,500 shares to four employees of GKN Securities.

        The fair value of these warrants using customary pricing models was approximately $1,100,000 and is reflected in L.A.M.'s financial statements and recorded as an expense during the six months ended June 30, 2001.

        As of June 30, 2001, Hockbury Limited had purchased 439,021 shares of common stock at a price of $483,636 under the equity line of credit agreement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)



NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note D - Repricing of Options
        During the quarter ended June 30, 2001 the Company elected to reprice certain outstanding stock options. The repricing did not have a material impact on operations for the three and six month periods ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of L.A.M. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by L.A.M. with the Securities and Exchange Commission, including L.A.M.'s Annual Report included in its annual filing on Form 10-KSB.

Overview

The Company's principal present business activities comprise:

o Development of proprietary wound healing and trans-dermal drug delivery systems; and

o    Conducting related pre-clinical studies and clinical trials.

All of L.A.M's products are in the development stage. As a result, L.A.M. has not generated any significant revenues from the sale of pharmaceutical products. It could be several years, if ever, before the Company realizes significant revenue from royalties received pursuant to any license agreements, and it is not expected ever to generate revenue directly from the sale of products.

Due to the lack of any significant revenues, L.A.M. has relied upon proceeds realized from the public and private sale of its common stock and convertible debentures to meet its funding requirements. Funds raised by L.A.M. have been expended primarily in connection with research, development, clinical studies and administrative costs. L.A.M. does not anticipate realizing revenues until such time as it begins the commercial sale of its products or enters into licensing arrangements regarding these products, and in the interim it will be required to fund its operations through the sale of securities, debt financing or other arrangements. However, there can be no assurance that such financing will be available or be available on favorable terms.

Results of Operations

Three months ended June 30, 2001 as compared to the three months ended June 30, 2000

Licensing revenue

During the three months ended June 30, 2001, licensing revenue of $300,000 was received from Ixora Biomedical Company Inc. ("Ixora") under the terms of their license agreement in respect of L.A.M.'s sexual dysfunction products.

Research and Development Expenses

Research and development expenses increased during the three months ended June 30, 2001 as compared with the three months ended June 30, 2000, primarily as a result of increased clinical studies activity during the second quarter of 2001. Costs associated with these activities tend to fluctuate from period to period depending on the status and timing of the individual projects in progress.

General and Administrative Expenses

General and administrative expenses increased for the three months ended June 30, 2001 as compared with the three months ended June 30, 2000, primarily as a result of costs incurred in connection with obtaining the equity line of credit, commissions on the sale of convertible notes, and additional investor relations costs.

The primary components of general and administrative expenses for the three months ended June 30, 2001 and 2000 were as follows:

                                          2001              2000
                                          ----              ----

      Officer's salary               $    27,112       $    30,000
      Employee salaries and benefits      74,159            15,765
      Less: Salaries classified as
      Research & Development             (18,000)          (18,000)
      Investor Relations                 111,867            33,350
      Commissions paid on sales of
         Convertible Notes                35,854               ---
      Financial Banking and Consulting    37,333            14,000
      Filing and Registration Fees         8,345               ---
      Legal and Auditing                  44,809            13,046
      Other Supplies and Expenses         76,503            12,887
                                  --------------      ------------
         Total                      $    397,982        $  101,048
                                    ============        ==========

Conversion Premium

During the three months ended June 30, 2000 a conversion premium of $10,000 relating to the sale of convertible notes was charged to expense. The conversion premium represented the difference between the fair value of L.A.M.'s common stock and the conversion price of the convertible notes sold during the quarter. The conversion premium did not require the use of cash.

Six months ended June 30, 2001 as compared to the six months ended June 30, 2000

Licensing revenue

During the six months ended June 30, 2001, licensing revenue of $300,000 was received from Ixora Biomedical Company Inc. under the terms of their license agreement in respect of L.A.M.'s sexual dysfunction products.

Research and Development Expenses

Research and development expenses increased during the six months ended June 30, 2001 as compared with the six months ended June 30, 2000 due to a higher level of clinical studies activity during the first quarter of the current year compared with the same quarter in the previous year.

General and Administrative Expenses

General and administrative expenses increased for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000 primarily as a result of costs incurred in connection with obtaining the equity line of credit, commissions on the sale of convertible notes and additional investor relations costs.

The primary components of general and administrative expenses for the six months ended June 30, 2001 and 2000 were as follows:

                                          2001              2000
                                          ----              ----

      Officer's salary               $    57,112       $    60,000
      Employee salaries and benefits      90,917            86,612
      Less: Salaries classified as
      Research & Development             (36,000)          (36,000)
      Investor Relations                 223,842            69,734
      Commissions paid on sales of
      Convertible Notes                   60,854            74,600
      Financial Banking and Consulting   184,333            24,500
      Filing and Registration Fees        23,009               ---
      Legal and Auditing                 105,084            58,346
      Other Supplies and Expenses        100,479            69,753
                                   -------------------------------
         Total                      $    809,630         $ 407,545
                                    ==============================

Conversion Premium

During the six months ended June 30, 2000 a conversion premium of $275,000 relating to the sale of convertible notes was charged to expense. The conversion premium represents the difference between the fair value of L.A.M.'s common stock and the conversion price of the convertible notes sold during the period. The conversion premium did not require the use of cash.

Liquidity and Sources of Capital

L.A.M's primary source of liquidity as of June 30, 2001 was cash and cash equivalent investments of $928,000. Working capital, exclusive of convertible debentures expected to be converted, decreased from $1,775,000 as of December 31, 2000 to $1,498,000 as of June 30, 2001.

L.A.M.'s operations used $432,000 in cash during the six months ended June 30, 2001. During this period L.A.M. also spent $85,000 for property and equipment purchases, $8,700 on patent and trademark applications, and $60,000 to repay convertible note holders. $1,075,000 was advanced to the Company's president during the period for purchase of shares of common stock in an effort to stabilize L.A.M.'s stock price in the face of extensive short selling. During the period $90,000 of these advances were repaid.

On January 24, 2001, L.A.M entered into an equity line of credit agreement with Hockbury Limited in order to establish a possible source of funding for the development of L.A.M.'s technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.

Under the equity line of credit agreement, Hockbury Limited has agreed to provide L.A.M. with up to $20,000,000 of funding during the twenty-month period. L.A.M. may request drawdowns under the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited will be obligated to purchase the shares. L.A.M. may request a drawdown once every 27 trading days, although L.A.M. is under no obligation to request any drawdowns under the equity line of credit.

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

L.A.M. requested its second drawdown on May 7, 2001. On June 7, 2001 L.A.M. sold 420,005 shares of its common stock to Hockbury Limited at an average price of $0.90 per share. L.A.M. received $378,794 from the sale of these shares, which amount is net of the placement agent fee.

Cash required during the six months ended June 30, 2001 came from the use of existing cash balances, the sale of stock as a result of the exercise of stock options and to Hockbury Limited under the equity line of credit.

Plan of Operations

During the twelve months ending December 31, 2001 L.A.M. will continue:

o To seek and develop strategic relationships with companies interested in using L.A.M.'s technology in conjunction with existing and future ethical, OTC and cosmetic products

o     Its program to commercialize its wound healing technology, including:
o     completing negotiations for first manufacture;
o     seeking distribution channels; and
o     seeking licensees and other strategic partners

o     The development of its motion sickness patch systems

o Supporting the next phase of Ixora's program to commercialize L.A.M.'s sexual dysfunction products

o Testing L.A.M.'s skin care products with a view to licensing the IPM technology to third parties for use in products which will be classified as cosmetics or OTC drugs.

During this twelve-month period L.A.M. anticipates hiring up to four additional employees (or full time equivalents).

During the twelve months ending December 31, 2001, L.A.M. expects that it will spend between $250,000 and $300,000 on research, development, and clinical studies relating to L.A.M.'s IPM Matrix technology. As of June 30, 2001 L.A.M. had working capital of $1,498,000 (exclusive of convertible notes expected to be converted to equity). L.A.M. plans to use its existing financial resources as well as the proceeds from the sale of its common stock under the equity line of credit agreement with Hockbury Limited to fund its capital requirements during this period. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell any of its products on a commercial basis.

Other than funding its research and development activities and operating losses, L.A.M. does not have any material capital commitments.

Due to the lack of any significant revenues, L.A.M. has relied upon proceeds realized from the public and private sale of its common stock and convertible debentures to meet its funding requirements. Funds raised by L.A.M. have been expended primarily in connection with research, development, clinical studies and administrative costs. L.A.M. does not anticipate realizing revenues until such time as it begins the commercial sale of its products or enters into licensing arrangements regarding these products, and in the interim it will be required to fund its operations through the sale of securities, debt financing or other arrangements. However, there can be no assurance that such financing will be available or be available on favorable terms.

                                     PART II
                                OTHER INFORMATION

Item 2.       Changes in Securities

      During the three months ending June 30, 2001, the Company:

1. Issued 20,000 shares of common stock as a result of the conversion of certain notes previously sold by the Company and

2.   Issued 100,000 shares of common stock to one person for service rendered.

3. Sold 439,021 shares of common stock to Hockbury Limited under the equity line of credit.

      The shares issued upon the conversion of the notes were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

      The shares issued for services rendered during the quarter ending June 30, 2001 were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by Section 4(2) of the Act. The person who acquired these shares was an officer and director of the Company. The shares of common stock were acquired for investment purposes only and without a view to distribution. The certificate representing the shares of common stock bears a legend stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

      The shares sold to Hockbury Limited were registered by means of a registration statement on Form SB-2.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                           L.A.M. PHARMACEUTICAL CORP.



                              By:  /s/ Joseph Slechta
                                   -----------------------------------------
                                      Joseph Slechta, President and Principal
                                      Financial Officer


                              Date:     August 10, 2001