Form 10QSB
period 2001-09-30
LAM PHARMACEUTICAL CORP
filed 2001-11-14
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]


As of November 12, 2001, the Company had 19,515,620 issued and outstanding shares of common stock.

                          L.A.M. PHARMACEUTICAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                           (A DELAWARE CORPORATION)
                                Miami, Florida

                     -------------------------------------
                               FINANCIAL REPORTS
                                       AT
                          SEPTEMBER 30, 2001 AND 2000
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


TABLE OF CONTENTS
------------------------------------------------------------------------------


Independent Accountants' Report on Interim Financial Information        F-2

Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000  F-3

Statements of Changes in Stockholders' Deficit for the Three
and Nine Months Ended September 30, 2001 and 2000 (Unaudited)       F-4 to F-5

Statements of Operations for the Three Months and Nine Months
Ended September 30, 2001 and 2000 and for the Period From
Date of Inception (February 1, 1994) through
September 30, 2001 (Unaudited)                                      F-6 to F-7

Statements of Cash Flows for the Nine Months Ended
September 30, 2001 and 2000 and for the Period From
Date of Inception (February 1, 1994) through September
30, 2001 (Unaudited)                                                F-8 to F-9

Notes to Financial Statements                                      F-10 to F-11

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
L.A.M. Pharmaceutical, Corp.
Miami, Florida


      We have reviewed the accompanying balance sheet of L.A.M. Pharmaceutical, Corp. (a Development Stage Company) (A Delaware Corporation) as of September 30, 2001, the related statements of changes in stockholders' deficit and operations for the three months and nine months ended September 30, 2001 and 2000 and for the period from date of inception (February 1, 1994) through September 30, 2001, and the related statements of cash flows for the nine months ended September 30, 2001 and 2000 and for the period from date of inception (February 1, 1994) through September 30, 2001. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of L.A.M. Pharmaceutical, Corp. as of December 31, 2000 (presented herein), and the related statements of changes in stockholders' deficit, operations, and cash flows for the year then ended, and for the period from the date of inception (February 1, 1994) through December 31, 2000 (not presented herein), and in our report dated February 9, 2001, we expressed an unqualified opinion on those financial statements. We have not performed any auditing procedures subsequent to the date of our previous report.


/s/ Rotenberg & Co., LLP



Rotenberg & Co., LLP
Rochester, New York
  November 5, 2001

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          (Unaudited)
                                                           September    December
                                                              30,          31,
                                                             2001         2000
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                                $ 318,705   $1,545,692
Cash Held by Broker - Debentures                                --      357,250
Loan Receivable - Officer                                  755,000           --
Accounts Receivable                                         40,401       75,000
Inventory - Raw Materials                                  110,750      121,125
Prepaid Expenses                                                --        2,639
--------------------------------------------------------------------------------
Total Current Assets                                     1,224,856    2,101,706

Property and Equipment - Net of Accumulated Depreciation   116,367       19,601

Other Assets
Patents and Trademarks - Net of Accumulated Amortization   307,948      336,196
--------------------------------------------------------------------------------
Total Assets                                           $ 1,649,171   $2,457,503
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses                    $ 269,507    $ 326,762
Convertible Debentures                                          --    1,658,250
--------------------------------------------------------------------------------
Total Current Liabilities                                  269,507    1,985,012

Other Liabilities
Due to Stockholders                                      1,266,837    1,266,837
Deferred Royalty Revenue                                   207,360      207,360
--------------------------------------------------------------------------------
Total Liabilities                                        1,743,704    3,459,209
--------------------------------------------------------------------------------
Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Shares Authorized;
19,515,620 and 13,998,930 Shares Issued
and Outstanding as of  September 30, 2001 and                1,952        1,400
December 31, 2000, Respectively
Additional Paid-In Capital                              16,536,552    8,812,199
Deficit Accumulated During Development Stage           (16,633,037)  (9,815,305)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                                (94,533)  (1,001,706)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit            $ 1,649,171   $2,457,503
--------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
---------------------------------------------------------------------------



                                                                                           Deficit
                                                                                         Accumulated
                                                                            Additional      During       Total
Three Months and Nine Months Ended                 Number        Common      Paid-In     Development  Stockholders
   September 30, 2001 and 2000                   of Shares       Stock       Capital        Stage       Deficit
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999                     10,392,500       $ 1,039   $ 3,461,483  $(5,038,297) $(1,575,775)

Capital Contribution - Interest Expense                 --            --        53,846           --       53,846

Conversion Premium on Convertible Debentures            --            --       275,000           --      275,000

Net Loss for the Period - Unaudited                     --            --            --     (916,367)    (916,367)
-------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2000 (Unaudited)             10,392,500         1,039     3,790,329   (5,954,664)  (2,163,296)

Capital Contribution - Interest Expense                 --            --        26,920           --       26,920

Conversion Premium on Convertible Debentures            --            --        85,260           --       85,260

Debentures Converted to Common Stock               780,000            78       439,922           --      440,000

Stock Options Excercised                           170,000            17       122,183           --      122,200

Net Loss for the Period - Unaudited                     --            --            --     (425,769)    (425,769)
-------------------------------------------------------------------------------------------------------------------

Balance - September 30, 2000 (Unaudited)        11,342,500       $ 1,134   $ 4,464,614  $(6,380,433) $(1,914,685)
-------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED) - continued
----------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                                            Additional      During       Total
Three Months and Nine Months Ended                 Number        Common      Paid-In     Development  Stockholders
   September 30, 2001 and 2000                   of Shares       Stock       Capital        Stage       Deficit
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                      13,998,930     $ 1,400    $ 8,812,199   $(9,815,305)  $(1,001,706)

Capital Contribution - Interest Expense                  --          --         55,105            --       55,105
Debentures Converted to Common Stock                127,333          13        207,714            --      207,727
Stock Options Exercised                             173,300          17        112,433            --      112,450
Stock Options Issued                                     --          --        404,700            --      404,700
Common Shares Issued as Compensation for            110,000          11        309,989            --      310,000
Services Rendered
Warrants Issued to Hockbury Limited and GKN              --          --          1,100            --    1,100,000
Securities
Sale of Shares Under the Equity Line of Credit      439,021          44        483,592            --      483,636
Agreement
Net Loss for the Period - Unaudited                      --          --             --
                                                                                          (2,582,428)  (2,582,428)
--------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2001 (Unaudited)              14,848,284       1,485     11,485,732   (12,397,733)    (910,516)

Capital Contribution - Interest Expense                  --          --         30,642            --       30,642
Debentures Converted to Common Stock              2,689,230         269      1,403,514            --    1,403,783
Common Shares Issued - Debenture Conversion       1,143,106         114        777,198            --      777,312
Premium                                             835,000          84        567,716            --      567,800
Common Shares Issued as Compensation for
Services Rendered
Stock Options Issued                                     --          --      2,271,750            --    2,271,750
Net Loss for the Period - Unaudited                      --          --             --    (4,235,304)  (4,235,304)
--------------------------------------------------------------------------------------------------------------------

Balance - September 30, 2001 (Unaudited)         19,515,620       $ 1,952  $16,536,552  $(16,633,037)  $  (94,533)
--------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
                                            Date of          Three Months Ended
                                           Inception           September 30,
                                          (February 1,
                                             1994)
                                            Through
                                         September 30,
                                              2001           2001         2000
--------------------------------------------------------------------------------
Revenues
Licensing Revenue                        $  500,000       $    --      $    --
--------------------------------------------------------------------------------
Expenses
Interest Expense                            868,624        82,265       58,600
General and Administrative                2,858,746       349,991      181,980
Research and Development                  2,353,264       193,470       97,575
--------------------------------------------------------------------------------
                                          6,080,634       625,726      338,155
Financial Accounting Expenses
   Not Requiring the Use of Cash During
the Period:
Depreciation and Amortization               107,250        10,831        8,785
Stock Options and Awards Granted to
   Officers, Directors, Investors and
   Investor Relations Consultants         5,285,592     2,839,550           --
Conversion Premium on Convertible         4,424,405       777,312       85,260
Debentures
Warrants Issued on Equity Line of Credit  1,100,000            --           --
--------------------------------------------------------------------------------
Total Expenses                           16,997,881     4,253,419      432,220
--------------------------------------------------------------------------------
Loss Before Other Income and (Expenses) (16,497,881)   (4,253,419)    (432,220)
--------------------------------------------------------------------------------
Other Income and (Expenses)
Interest Income                              72,204        18,115        6,431
Loss on Investment in Affiliate            (207,360)           --           --
--------------------------------------------------------------------------------
Total Other Income and (Expenses)          (135,156)       18,115        6,431
--------------------------------------------------------------------------------
Net Loss for the Period                $(16,633,037) $ (4,235,304)  $ (425,769)
--------------------------------------------------------------------------------
Weighted Average Number
   of Common Shares Outstanding                        15,366,725   10,929,910

Loss per Common Share - Basic and
Diluted                                                 $   (0.28)   $   (0.04)
--------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

                           See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF OPERATIONS (UNAUDITED) - continued
--------------------------------------------------------------------------------

                                                           Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                          2001         2000
--------------------------------------------------------------------------------
Revenues
Licensing Revenue                                     $  300,000     $    --
--------------------------------------------------------------------------------
Expenses
Interest Expense                                         203,601     178,976
General and Administrative                             1,159,621     553,525
Research and Development                                 334,195     247,564
--------------------------------------------------------------------------------
                                                       1,697,417     980,065
Financial Accounting Expenses
   Not Requiring the Use of Cash During
the Period:
Depreciation and Amortization                             28,332      21,907
Stock Options and Awards Granted to
   Officers, Directors, Investors and
   Investor Relations Consultants                      3,554,250          --
Conversion Premium on Convertible                        777,312     360,260
Debentures
Warrants Issued on Equity Line of Credit               1,100,000          --
--------------------------------------------------------------------------------
Total Expenses                                         7,157,311   1,362,232
--------------------------------------------------------------------------------
Loss Before Other Income and (Expenses)               (6,857,311) (1,362,232)
--------------------------------------------------------------------------------
Other Income and (Expenses)
Interest Income                                           39,579      20,095
Loss on Investment in Affiliate                               --          --
--------------------------------------------------------------------------------

Total Other Income and (Expenses)                         39,579      20,095
--------------------------------------------------------------------------------

Net Loss for the Period                              $(6,817,732)$(1,342,137)
--------------------------------------------------------------------------------
Weighted Average Number
   of Common Shares Outstanding - Basic and Diluted   14,673,967  10,572,944

Loss per Common Share - Basic and
Diluted                                               $    (0.47)  $   (0.13)
--------------------------------------------------------------------------------


 The accompanying notes are an integral part of this financial statement.

                           See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                            Date of        Three Months Ended
                                           Inception          September 30,
                                          (February 1,
                                             1994)
                                            Through
                                         September 30,
                                              2001           2001         2000
--------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Loss for the Period                 $(16,633,037)   $(4,235,304)  $(425,769)

Adjustments to Reconcile Net Loss for
the Period
   to Cash Flows from Operating
Activities:
Depreciation and Amortization                107,250         10,831       8,785
Capital Contributions:
   Interest Expense                          553,908         30,642      26,920
   Stock Options and Awards - Officers,                                      --
Directors,
       Investors and Investor Relations    5,285,592      2,839,550          --
Consultants
Warrants Issued - Equity Line of Credit    1,100,000             --          --
Conversion Premium on Convertible          4,424,405        777,312      85,260
Debentures
Loss on Investment in Affiliate              207,360             --          --

Changes in Assets and Liabilities:
Accounts Receivable                          (40,401)       (19,470)         --

Inventory - Raw Materials                   (110,750)         4,000    (100,375)
Prepaid Expenses                                  --             --       2,639
Accounts Payable and Accrued Expenses        420,929       (282,561)    101,770
--------------------------------------------------------------------------------
Net Cash Flows from Operating Activities  (4,684,744)      (875,000)   (300,770)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of Property and Equipment         (128,237)          (383)     (5,319)
(Purchases of) Disposals of
   Patents and Trademarks, Net              (369,305)        (2,660)    (47,760)
--------------------------------------------------------------------------------
Net Cash Flows from Investing Activities    (497,542)        (3,043)    (53,079)
--------------------------------------------------------------------------------

                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------
                                            Date of        Three Months Ended
                                           Inception          September 30,
                                          (February 1,
                                             1994)
                                            Through
                                         September 30,
                                              2001           2001         2000
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Cash Capital Contributions                $ 162,200        $   --       $   --
Distributions to Stockholders               (68,660)           --           --

Proceeds from Issuance of Common Stock      438,785            --           --
Proceeds from (Repayment of) Convertible
Debentures                                3,671,593        13,260    1,420,500

Proceeds from Exercise of Stock Options     301,600            --      122,200
Proceeds from Sale of Shares Under
   the Equity Line of Credit Agreement      483,636            --           --
(Issuance of) Repayment of
   Loan Receivable - Officer, Net          (755,000)      230,000           --

(Repayment to) Advances from Stockholders 1,266,837        25,000           --
--------------------------------------------------------------------------------
Net Cash Flows from Financing Activities  5,500,991       268,260    1,542,700
--------------------------------------------------------------------------------
Net Increase (Decrease)
   in Cash and Cash Equivalents             318,705      (609,783)   1,188,851

Cash and Cash Equivalents - Beginning of         --       928,488      655,174
Period
--------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period  $318,705     $ 318,705   $1,844,025
--------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------
Issuance of Common Stock in
   Exchange for Property and Equipment    $  34,020     $      --   $       --
Debentures Converted to Common Stock    $ 3,651,593    $1,404,510   $  440,000

Investment in Affiliate                   $ 207,360        $   --       $   --
Deferred Royalty Revenue                 $ (207,360)       $   --       $   --
--------------------------------------------------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                                       Nine Months Ended
                                                         September 30,
                                                 -------------------------------
                                                      2001            2000
--------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                          $(6,817,732)     $(1,342,137)

Adjustments to Reconcile Net Loss for
the Period
   to Cash Flows from Operating
Activities:
Depreciation and Amortization                         28,332           21,907
Capital Contributions:
   Interest Expense                                   85,747           80,766
   Stock Options and Awards - Officers,
Directors,
        Investors and Investor                     3,554,250               --
Relations Consultants
Warrants Issued - Equity Line of Credit            1,100,000               --
Conversion Premium on Convertible                    777,312          360,260
Debentures
Loss on Investment in Affiliate                           --               --

Changes in Assets and Liabilities:
Accounts Receivable                                   34,599               --
Inventory - Raw Materials                             10,375         (125,375)
Prepaid Expenses                                       2,639           (5,278)
Accounts Payable and Accrued Expenses                (57,255)         259,373
--------------------------------------------------------------------------------
Net Cash Flows from Operating Activities          (1,281,733)        (750,484)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of Property and Equipment                     (383)         (17,165)
(Purchases of) Disposals of
   Patents and Trademarks, Net                        (2,660)        (105,736)
--------------------------------------------------------------------------------
Net Cash Flows from Investing Activities              (3,043)        (122,901)
--------------------------------------------------------------------------------

                                                                 - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------
                                                       Nine Months Ended
                                                         September 30,
                                                 -------------------------------
                                                      2001            2000
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Cash Capital Contributions                          $   --           $   --
Distributions to Stockholders                           --               --
Proceeds from Issuance of Common Stock                  --               --
Proceeds from (Repayment of)
Convertible   Debentures                           (46,740)       1,695,500

Proceeds from Exercise of Stock Options            112,450          122,200
Proceeds from Sale of Shares Under
   the Equity Line of Credit Agreement             483,636               --
(Issuance of) Repayment of
   Loan Receivable - Officer, Net                 (755,000)              --

(Repayment to) Advances from Stockholders               --         (124,000)
--------------------------------------------------------------------------------
Net Cash Flows from Financing Activities          (205,654)       1,693,700
--------------------------------------------------------------------------------
Net Increase (Decrease)
   in Cash and Cash Equivalents                 (1,584,237)         820,315

Cash and Cash Equivalents - Beginning of         1,902,942        1,023,710
Period
--------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period        $ 318,705      $ 1,844,025
--------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------
Issuance of Common Stock in
   Exchange for Property and Equipment           $      --      $        --
Debentures Converted to Common Stock            $1,611,510      $   440,000

Investment in Affiliate                             $   --           $   --
Deferred Royalty Revenue                            $   --           $   --
--------------------------------------------------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------

Note A -          Basis of Presentation
        The financial statements of L.A.M. Pharmaceutical, Corp. (L.A.M.) included herein have been prepared by L.A.M., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although L.A.M. believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in L.A.M.'s annual report on Form 10-KSB.

        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of L.A.M. for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with L.A.M.'s registration with the Securities and Exchange Commission, costs incurred to raise capital, acquisitions of patents and trademarks and stock options and awards.

        Reclassifications
        Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B -      Loan Receivable - Director
        Between February and April 2001, Alan Drizen, the Company's President, borrowed $1,075,000 from L.A.M. The amounts borrowed were used by Mr. Drizen to purchase shares of L.A.M.'s common stock in an effort to stabilize the share price in the face of extensive short selling of the shares. Mr. Drizen has agreed to pay this amount to L.A.M., together with interest at 6% per year, in accordance with the terms of a promissory note. The note provides for a series of periodic payments with the unpaid amount of the note, together with any accrued and unpaid interest, due on March 31, 2002. As of September 30, 2001, all payments required under the terms of Mr. Drizen's promissory note have been paid and the outstanding principal balance of the note was $755,000. As a result of Mr. Drizen's purchases and sales of the Company's common stock between October 2000 and May 2001, the Company is entitled to a recoverable profit from Mr. Drizen, computed in accordance with 16(b) of the Securities Exchange Act of 1934, in the amount of $443,565.

Note C -      Equity Line of Credit Agreement
        On January 24, 2001, L.A.M. entered into an equity line of credit agreement with Hockbury Limited in order to establish a source of funding for the development of L.A.M.'s technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.

          Under the equity line of credit agreement, Hockbury Limited has agreed to provide L.A.M. with up to $20,000,000 of funding during the twenty-month period following the date of an effective registration statement. During this twenty-month period, L.A.M. may request a drawdown under the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited will be obligated to purchase the shares. L.A.M. may request a drawdown once every 27 trading days, although L.A.M. is under no obligation to request any drawdowns under the equity line of credit. L.A.M. has issued 439,021 shares of common stock and received $483,636 in net proceeds as of September 30, 2001 under the equity line of credit agreement.
                                                                 - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note C -    Equity Line of Credit Agreement - continued

        During the 22 trading days following a drawdown request, L.A.M. will calculate the amount of shares it will sell to Hockbury Limited and the purchase price per share. The purchase price per share of common stock is based on the daily volume weighted average price of L.A.M.'s common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 10%. L.A.M. will receive the purchase price less a placement agent fee payable to GKN Securities equal to 7% of the aggregate purchase price. Hockbury Limited may then resell all or a portion of these shares. GKN Securities is the placement agent which introduced Hockbury Limited to L.A.M. and is a registered broker-dealer.

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

          Upon closing of the equity line of credit Agreement, L.A.M. paid to Hockbury Limited's legal counsel,Epstein Becker & Green P.C., $25,000 to cover its legal and administrative expenses.

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

        The fair value of these warrants using customary pricing models was approximately $1,100,000 on January 24, 2001 and is reflected in L.A.M.'s financial statements and recorded as an expense during the three months ended March 31, 2001.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

All of L.A.M's products are in the development stage. As a result, L.A.M. has not generated any significant revenues from the sale of pharmaceutical products. It could be several years, if ever, before the Company realizes significant revenue from royalties received pursuant to any license agreements.

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

Results of Operations

Three months ended September 30, 2001 as compared to the three months ended September 30, 2000

Research and Development Expenses

Research and development expenses increased during the three months ended September 30, 2001 as compared with the three months ended September 30, 2000, primarily as a result of increased clinical studies activity. Costs associated with these activities tend to fluctuate from period to period depending on the status and timing of the individual projects in progress.

General and Administrative Expenses

General and administrative expenses increased for the three months ended September 30, 2001 as compared with the three months ended September 30, 2000, primarily as a result of costs incurred in connection with additions to senior management personnel, additional investor relations costs and general overhead expenses.

The primary components of general and administrative expenses for the three months ended September 30, 2001 and 2000 were as follows:

                                          2001              2000
                                          ----              ----

      Officers' salaries             $   105,500        $   30,000
      Employee salaries and benefits      34,665            16,287
      Less: Salaries classified as
         Research & Development          (40,000)          (18,000)
      Investor Relations                  99,208            14,505
      Commissions paid on sales of
         Convertible Notes                16,697            14,000
      Financial Banking and Consulting    10,000             7,000
      Filing and Registration Fees         2,541                --
      Legal and Auditing                   7,977            74,763
      Marketing and Business Development  55,662             8,257
      Other Supplies and Expenses         57,741            35,168
                                       ---------       -----------
         Total                         $ 349,991         $ 181,980
                                       =========         =========

Liquidity and Sources of Capital

L.A.M's primary source of liquidity as of September 30, 2001 is cash and cash equivalent investments of $318,705. Working capital, exclusive of convertible debentures expected to be converted, decreased from approximately $1,775,000 as of December 31, 2000 to $955,000 as of September 30, 2001.

L.A.M.'s operations used $875,000 in cash during the three months ended September 30, 2001. During this period L.A.M. also spent $3.043 for patents, trademarks, and equipment purchases.

Cash required during the three months ended September 30, 2001 came from the use of existing cash balances and repayment of advances to an officer in the amount of $230,000. L.A.M. converted the balance of the outstanding debentures into common shares and issued additional shares and options as an incentive to those debenture holders that elected to convert during the three months ended September 30, 2001.

During the three months ended September 30, 2000 L.A.M.'s operations used $300,770 in cash and spent $53,079 for patent, trademarks, and equipment purchases. Cash required during this period was generated through sales of L.A.M.'s convertible debentures of $1,420,500 and $122,200 in proceeds from the exercise of stock options and the use of existing cash balances.

Results of Operations

Nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000

Research and Development Expenses

Research and development expenses increased during the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000 due to a higher level of clinical studies activity during the first quarter of the current year compared with the same quarter in the previous year.

General and Administrative Expenses

General and administrative expenses increased for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000 primarily as a result of costs incurred in connection with obtaining the equity line of credit and commissions on the sale of convertible notes, additions to senior management personnel, professional fees, additional investor relations costs and general overhead expenses.

The primary components of general and administrative expenses for the nine months ended September 30, 2001 and 2000 were as follows:

                                          2001              2000
                                          ----              ----

      Officers' salaries            $    162,612        $   90,000
      Employee salaries and benefits     125,582            66,899
      Less: Salaries classified as
         Research & Development          (76,000)          (54,000)
      Investor Relations                 323,050            84,239
      Commissions paid on sales of
         Convertible Notes                77,551            88,600
      Financial Banking and Consulting   194,333            31,500
      Filing and Registration Fees        25,550                --
      Legal and Auditing                 113,061           133,109
      Marketing and Business Development 111,606            29,376
      Other Supplies and Expenses        102,276            83,802
                                   -------------       -----------
         Total                       $ 1,159,621         $ 553,525
                                     ===========         =========

Plan of Operations

During the next twelve months ending September 30, 2002 L.A.M. will continue:

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

o To develop its motion sickness patch systems in cooperation with major multinational partners

o Supporting the next phase of Ixora's program to commercialize L.A.M.'s sexual dysfunction products

o Testing L.A.M.'s skin care products with a view to licensing the IPM technology to third parties for use in products which will be classified as cosmetics or OTC drugs.

During this twelve-month period L.A.M. anticipates hiring up to four additional technical and marketing employees.

During the next twelve months, L.A.M. expects that it will spend between $300,000 and $400,000 on research, development, and clinical studies relating to L.A.M.'s IPM Matrix technology. As of September 30, 2001, L.A.M. had working capital of approximately $955,349. L.A.M. plans to use its existing financial resources as well as the proceeds from the sale of its common stock under the equity line of credit agreement with Hockbury Limited to fund its capital requirements during this period. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell any of its products on a commercial basis.

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

                                     PART II
                                OTHER INFORMATION

Item 2.       Changes in Securities

      During the three months ending September 30, 2001, the Company:

1. Issued 3,832,336 shares of common stock as a result of the conversion of certain notes previously sold by the Company and

2. Issued 835,000 shares of common stock to eleven persons for service rendered.

      The shares issued upon the conversion of the notes were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

      The shares issued for services rendered during the quarter ending September 30, 2001 were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were familiar with the business and affairs of the Company. The shares of common stock were acquired for investment purposes only and without a view to distribution. The certificates representing the shares of common stock bear a legend stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                           L.A.M. PHARMACEUTICAL CORP.



                            By:  /s/ Joseph Slechta
                                --------------------------------------
                                Joseph Slechta, President and Principal
                                Financial Officer


                            Date:     November 12, 2001