Form 10QSB/A
period 2001-09-30
LAM PHARMACEUTICAL CORP
filed 2001-12-14
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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


                                 (416) 633-7047
                           --------- ----------------
              (Registrant's telephone number, including area code)



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

Statements of Cash Flows for the Nine Months Ended
September 30, 2001 and 2000 and for the Period
From Date of Inception (February 1, 1994) through
September 30, 2001 (Unaudited)                                     F-8 to F-11

Notes to Financial Statements                                     F-12 to F-14

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

      As stated in Note D, the financial statements have been restated to reclassify the presentation of the loan receivable-officer and the correction of an error in the statements of cash flows.

/s/ Rotenberg & Co., LLP



Rotenberg & Co., LLP
Rochester, New York
  November 5, 2001, Except Note D
  Dated December 4, 2001

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                       (Unaudited)
                                                        September    December
                                                           30,          31,
                                                          2001         2000
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                             $  318,705   $ 1,545,692
Cash Held by Broker - Debentures                              --       357,250
Accounts Receivable                                       40,401        75,000
Inventory - Raw Materials                                110,750       121,125
Prepaid Expenses                                              --         2,639
--------------------------------------------------------------------------------

Total Current Assets                                     469,856     2,101,706

Property and Equipment - Net of Accumulated Depreciation 116,367        19,601

Other Assets
Patents and Trademarks - Net of Accumulated Amortization 382,948       336,196
--------------------------------------------------------------------------------
Total Assets                                          $  969,171   $ 2,457,503
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses                 $  344,507     $ 326,762
Convertible Debentures                                        --     1,658,250
--------------------------------------------------------------------------------
Total Current Liabilities                                344,507     1,985,012

Other Liabilities
Due to Stockholders                                    1,266,837     1,266,837
Deferred Royalty Revenue                                 207,360       207,360
--------------------------------------------------------------------------------
Total Liabilities                                      1,818,704     3,459,209
--------------------------------------------------------------------------------
Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Shares Authorized;
19,515,620 and 13,998,930 Shares Issued
and Outstanding as of September 30, 2001 and               1,952         1,400
December 31, 2000, Respectively
Additional Paid-In Capital                            16,536,552     8,812,199
Less:  Loan Receivable-Officer                          (755,000)
Deficit Accumulated During Development Stage         (16,633,037)   (9,815,305)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                             (849,533)   (1,001,706)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit           $  969,171   $ 2,457,503
--------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

                                                                                                 Deficit
                                                                                               Accumulated
                                                                     Additional       Loan        During        Total
Three Months and Nine Months Ended            Number       Common      Paid-In     Receivable  Development   Stockholders
   September 30, 2001 and 2000               of Shares     Stock       Capital    from Officer    Stage        Deficit
--------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999                 10,392,500     $ 1,039   $3,461,483      $ --      $(5,038,297)   $(1,575,775)

Capital Contribution - Interest Expense            --           --      53,846         --               --         53,846

Conversion Premium on Convertible Debentures       --           --     275,000         --               --        275,000

Net Loss for the Period - Unaudited                --           --          --         --         (916,367)      (916,367)
--------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2000 (Unaudited)         10,392,500       1,039   3,790,329         --       (5,954,664)    (2,163,296)

Capital Contribution - Interest Expense            --           --      26,920         --               --       26,920

Conversion Premium on Convertible Debentures       --           --      85,260         --               --       85,260

Debentures Converted to Common Stock          780,000           78     439,922         --               --      440,000

Stock Options Exercised                       170,000           17     122,183         --               --      122,200

Net Loss for the Period - Unaudited                --           --          --         --         (425,769)    (425,769)
--------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 2000 (Unaudited)    11,342,500     $ 1,134   $4,464,614      $ --      $(6,380,433) $(1,914,685)
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED) - continued

                                                                                                 Deficit
                                                                                               Accumulated
                                                                     Additional       Loan        During        Total
Three Months and Nine Months Ended            Number       Common      Paid-In     Receivable  Development   Stockholders
   September 30, 2001 and 2000               of Shares     Stock       Capital    from Officer    Stage        Deficit
----------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                 13,998,930    $ 1,400    $8,812,199      $   --   $(9,815,305)   $(1,001,706)


Capital Contribution - Interest Expense             --         --        55,105          --            --        55,105
Debentures Converted to Common Stock           127,333         13       207,714          --            --       207,727
Stock Options Exercised                        173,300         17       112,433          --            --       112,450
Stock Options Issued                                --         --       404,700          --            --       404,700
Common Shares Issued as Compensation for       110,000         11       309,989          --            --       310,000
Services Rendered
Warrants Issued to Hockbury Limited and GKN         --         --     1,100,000          --            --     1,100,000
Securities
Sale of Shares Under the Equity Line of Credit 439,021         44       483,592          --            --       483,636
Agreement
Loan to Officer                                     --         --            --  (1,075,000)           --    (1,075,000)
Loan Repayments from Officer                        --         --            --      90,000            --        90,000
Net Loss for the Period - Unaudited                 --         --            --          --    (2,582,428)   (2,582,428)
----------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2001 (Unaudited)
(Restated)                                  14,848,284      1,485    11,485,732    (985,000)  (12,397,733)   (1,895,516)

Capital Contribution - Interest Expense             --         --        30,642          --            --        30,642
Debentures Converted to Common Stock         2,689,230        269     1,403,514          --            --     1,403,783
Common Shares Issued - Debenture Conversion  1,143,106        114       777,198          --            --       777,312
Premium                                        835,000         84       567,716          --            --       567,800
Common Shares Issued as Compensation for
Services Rendered
Stock Options Issued                                --         --     2,271,750          --            --     2,271,750
Loan Repayments from Officer                        --         --            --     230,000            --       230,000
Net Loss for the Period - Unaudited                 --         --            --          --    (4,235,304)   (4,235,304)
----------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 2001 (Unaudited)    19,515,620    $ 1,952   $16,536,552   $(755,000) $(16,633,037)   $ (849,533)
(Restated)
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                          Date of          Three Months Ended
                                         Inception
                                     (February 1, 1994)        September 30,
                                          Through
                                     September 30, 2001     2001         2000
--------------------------------------------------------------------------------
Revenues
Licensing Revenue                       $  500,000       $    --      $    --
--------------------------------------------------------------------------------
Expenses
Interest Expense                           868,624        82,265       58,600
General and Administrative               2,858,746       349,991      181,980
Research and Development                 2,353,264       193,470       97,575
--------------------------------------------------------------------------------
                                         6,080,634       625,726      338,155
Financial Accounting Expenses
   Not Requiring the Use of Cash During
the Period:
Depreciation and Amortization              107,250        10,831        8,785
Stock Options and Awards Granted to
   Officers, Directors, Investors and
   Investor Relations Consultants        5,285,592     2,839,550           --
Conversion Premium on Convertible        4,424,405       777,312       85,260
Debentures
Warrants Issued on Equity Line of Credit 1,100,000            --           --
--------------------------------------------------------------------------------
Total Expenses                          16,997,881     4,253,419      432,220
--------------------------------------------------------------------------------
Loss Before Other Income
 and (Expenses)                        (16,497,881)   (4,253,419)    (432,220)
--------------------------------------------------------------------------------
Other Income and (Expenses)
Interest Income                             72,204        18,115        6,431
Loss on Investment in Affiliate           (207,360)           --           --
--------------------------------------------------------------------------------
Total Other Income and (Expenses)         (135,156)       18,115        6,431
--------------------------------------------------------------------------------
Net Loss for the Period               $(16,633,037)  $(4,235,304)   $(425,769)
--------------------------------------------------------------------------------
Weighted Average Number
   of Common Shares Outstanding                       15,366,725   10,929,910

Loss per Common Share - Basic and                    $     (0.28) $     (0.04)
Diluted
--------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF OPERATIONS (UNAUDITED) - continued
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                            September 30,
                                                      --------------------------
                                                            2001         2000
--------------------------------------------------------------------------------
Revenues
Licensing Revenue                                     $  300,000      $    --
--------------------------------------------------------------------------------
Expenses
Interest Expense                                         203,601      178,976
General and Administrative                             1,159,621      553,525
Research and Development                                 334,195      247,564
--------------------------------------------------------------------------------
                                                       1,697,417      980,065
Financial Accounting Expenses
   Not Requiring the Use of Cash During
the Period:
Depreciation and Amortization                             28,332       21,907
Stock Options and Awards Granted to
   Officers, Directors, Investors and
   Investor Relations Consultants                      3,554,250           --
Conversion Premium on Convertible                        777,312      360,260
Debentures
Warrants Issued on Equity Line of Credit               1,100,000           --
--------------------------------------------------------------------------------
Total Expenses                                         7,157,311    1,362,232
--------------------------------------------------------------------------------
Loss Before Other Income and (Expenses)               (6,857,311)  (1,362,232)
--------------------------------------------------------------------------------
Other Income and (Expenses)
Interest Income                                           39,579       20,095
Loss on Investment in Affiliate                               --           --
--------------------------------------------------------------------------------
Total Other Income and (Expenses)                         39,579       20,095
--------------------------------------------------------------------------------
Net Loss for the Period                             $ (6,817,732) $(1,342,137)
--------------------------------------------------------------------------------
Weighted Average Number
   of Common Shares Outstanding - Basic and Diluted   14,673,967   10,572,944

Loss per Common Share - Basic and                   $      (0.47) $     (0.13)
Diluted
--------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                            Date of          Three Months Ended
                                           Inception
                                      (February 1, 1994)        September 30,
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

Adjustments to Reconcile Net Loss for
the Period
   to Cash Flows from Operating
Activities:
Depreciation and Amortization                107,250        10,831        8,785
Capital Contributions:
   Interest Expense                          553,908        30,642       26,920
   Stock Options and Awards - Officers,                                      --
Directors,
       Investors and Investor Relations    5,285,592     2,839,550           --
Consultants
Warrants Issued - Equity Line of Credit    1,100,000            --           --
Conversion Premium on Convertible          4,424,405       777,312       85,260
Debentures
Loss on Investment in Affiliate              207,360            --           --

Changes in Assets and Liabilities:
Accounts Receivable                          (40,401)      (19,470)          --
Inventory - Raw Materials                   (110,750)        4,000     (100,375)
Prepaid Expenses                                  --            --        2,639
Accounts Payable and Accrued Expenses        420,929       (85,801)     101,770
--------------------------------------------------------------------------------
Net Cash Flows from Operating Activities  (4,684,744)     (678,240)    (300,770)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of Property and Equipment         (128,237)         (383)      (5,319)
(Purchases of) Disposals of
   Patents and Trademarks, Net              (369,305)      (77,660)     (47,760)
--------------------------------------------------------------------------------
Net Cash Flows from Investing Activities    (497,542)      (78,043)     (53,079)
--------------------------------------------------------------------------------

                                                                - continued -

The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------

                                            Date of          Three Months Ended
                                           Inception
                                      (February 1, 1994)        September 30,
                                            Through
                                      September 30, 2001     2001         2000
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
Cash Capital Contributions                $ 162,200        $   --       $   --
Distributions to Stockholders               (68,660)           --           --

Proceeds from Issuance of Common Stock      438,785            --           --
Proceeds from (Repayment of) Convertible
Debentures                                3,671,593      (108,500)   1,420,500

Proceeds from Exercise of Stock Options     301,600            --      122,200
Proceeds from Sale of Shares Under
   the Equity Line of Credit Agreement      483,636            --           --
(Issuance of) Repayment of
   Loan Receivable - Officer, Net          (755,000)      230,000           --

(Repayment to) Advances from Stockholders 1,266,837        25,000           --
--------------------------------------------------------------------------------
Net Cash Flows from Financing Activities  5,500,991       146,500    1,542,700
--------------------------------------------------------------------------------
Net Increase (Decrease)
   in Cash and Cash Equivalents             318,705      (609,783)   1,188,851

Cash and Cash Equivalents - Beginning of         --       928,488      655,174
Period
--------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period $ 318,705     $ 318,705   $1,844,025
--------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------
Issuance of Common Stock in
   Exchange for Property and Equipment    $  34,020     $      --   $       --
Debentures Converted to Common Stock    $ 3,651,593    $1,404,510   $  440,000
Investment in Affiliate                   $ 207,360        $   --       $   --
Deferred Royalty Revenue                 $ (207,360)       $   --       $   --
--------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       Nine Months Ended
                                                         September 30,
                                                 -------------------------------

                                                      2001            2000
--------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                         $ (6,817,732)    $ (1,342,137)

Adjustments to Reconcile Net Loss for
the Period
   to Cash Flows from Operating
Activities:
Depreciation and Amortization                         28,332           21,907
Capital Contributions:
   Interest Expense                                   85,747           80,766
   Stock Options and Awards - Officers,
Directors,
        Investors and Investor                     3,554,250               --
Relations Consultants
Warrants Issued - Equity Line of Credit            1,100,000               --
Conversion Premium on Convertible                    777,312          360,260
Debentures
Loss on Investment in Affiliate                           --               --

Changes in Assets and Liabilities:
Accounts Receivable                                   34,599               --
Inventory - Raw Materials                             10,375         (125,375)
Prepaid Expenses                                       2,639           (5,278)
Accounts Payable and Accrued Expenses                139,505          259,373
--------------------------------------------------------------------------------
Net Cash Flows from Operating Activities          (1,084,973)        (750,484)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of Property and Equipment                 (107,998)         (17,165)
(Purchases of) Disposals of
   Patents and Trademarks, Net                      (63,852)         (105,736)
--------------------------------------------------------------------------------
Net Cash Flows from Investing Activities            (171,850)        (122,901)
--------------------------------------------------------------------------------

                                                                 - continued -

The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------

                                                       Nine Months Ended
                                                         September 30,
                                                 -------------------------------

                                                      2001            2000
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Cash Capital Contributions                          $   --          $   --
Distributions to Stockholders                           --              --
Proceeds from Issuance of Common Stock                  --              --
Proceeds from (Repayment of)
Convertible   Debentures                          (168,500)      1,695,500

Proceeds from Exercise of Stock Options            112,450         122,200
Proceeds from Sale of Shares Under
   the Equity Line of Credit Agreement             483,636              --
(Issuance of) Repayment of
   Loan Receivable - Officer, Net                 (755,000)             --

(Repayment to) Advances from Stockholders               --        (124,000)
--------------------------------------------------------------------------------
Net Cash Flows from Financing Activities          (327,414)      1,693,700
--------------------------------------------------------------------------------
Net Increase (Decrease)
   in Cash and Cash Equivalents                 (1,584,237)        820,315


Cash and Cash Equivalents - Beginning of         1,902,942       1,023,710
Period
--------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period        $ 318,705     $ 1,844,025
--------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------
Issuance of Common Stock in
   Exchange for Property and Equipment           $      --     $        --
Debentures Converted to Common Stock           $ 1,611,510     $   440,000
Investment in Affiliate                          $      --     $        --
Deferred Royalty Revenue                         $      --     $        --
--------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement. See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A -Basis of Presentation
        The financial statements of L.A.M. Pharmaceutical, Corp. (L.A.M.) included herein have been prepared by L.A.M., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although L.A.M. believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in L.A.M.'s annual report on Form 10-KSB.

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

Note B -Loan Receivable - Director
        Between February and April 2001, Alan Drizen, the Company's President, borrowed $1,075,000 from L.A.M. The amounts borrowed were used by Mr. Drizen to purchase shares of L.A.M.'s common stock in an effort to stabilize the share price in the face of extensive short selling of the shares. Mr. Drizen has agreed to pay this amount to L.A.M., together with interest at 6% per year, in accordance with the terms of a promissory note. The note provides for a series of periodic payments with the unpaid amount of the note, together with any accrued and unpaid interest, due on March 31, 2002.

        Although Mr. Drizen agreed to secure the repayment of this note, L.A.M.'s Board of Directors, in view of the fact that proceeds from the sale of Mr. Drizen's shares of L.A.M.'s common stock would be the primary source of funds which would be used to repay the Note, did not require Mr. Drizen to secure the repayment of the Note. Accordingly, the Note from Mr. Drizen is unsecured. As of September 30, 2001, all payments required under the terms of Mr. Drizen's promissory note have been paid and the outstanding principal balance of the note was $755,000.

        As a result of Mr. Drizen's purchases and sales of L.A.M.'s common stock between October, 2000 and May 2001, L.A.M. is entitled to a recoverable profit from Mr. Drizen, computed in accordance with 16(b) of the Securities Exchange Act of 1934, in the amount of $443,565.

        Section 16(b) of the Exchange Act allows a corporation to recover any profits realized by officers, directors, and principal shareholders of a corporation from the purchase and sale (or sale and purchase) of equity securities of the corporation within a six-month period. Although
        Section 16(b) was designed to prevent the unfair use of information that may have been obtained by insiders through their relationship to a corporation, Section 16(b) nevertheless imposes strict liability which does not depend upon the actual use or possession of inside information by an insider.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Miami, Florida


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        The formula most frequently used by a corporation to recover profits is known as the "lowest price in/highest price out" method, by which profit is computed by matching the highest sale price with the lowest purchase price within six months, the next highest sale price with the next lowest purchase price within six months, and so forth, until all shares have been included in the computation. Although this profit computation allows for the maximum recovery to the corporation, in the case of multiple sales and purchases within a six month period, it often results in a higher profit than the profit actually realized by the insider, and in some cases may result in a profit when the insider actually incurred losses from the sales and purchases.

Note C -Equity Line of Credit Agreement
        On January 24, 2001, L.A.M. entered into an equity line of credit agreement with Hockbury Limited in order to establish a source of funding for the development of L.A.M.'s technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.

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

Note D -Restatement
        Statement of Cash Flows for the Nine Months Ended September 30, 2001 The investing activities section of the statement of cash flows has been restated to correct a clerical error in which the corresponding numbers for the three month period were incorrectly repeated for the nine month period ended September 30, 2001 as illustrated below:

        ------------------------------------------------------------------------
                                                          As Originally
                                                            Reported    Restated
        ------------------------------------------------------------------------
        Purchases of Property and Equipment                 $ (383)   $(107,998)
        (Purchases of) Disposals of Patents
        and Trademarks - Net                                (2,660)      11,148
        ------------------------------------------------------------------------
        Net Cash Flows from Investing Activities           $(3,043)    $(96,850)
        ------------------------------------------------------------------------

        Additional reclassifications on the Balance Sheet and Statements of Cash Flow for the three and nine months ended September 30, 2001 were made in the following accounts: Patents and Trademarks, Accounts Payable, and Accrued Expenses, and Convertible Debentures.

        Loan Receivable-Officer
        The financial statements have been restated to reclassify the loan receivable-officer from a current asset to a reduction of stockholders' equity pursuant to the interpretation of "Staff Accounting Bulletin" 4(G). As repayment of the loan is received capital will be credited accordingly.

        These restatements have no effect on net income (loss) for the periods restated.

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
                                       =========         =========

Liquidity and Sources of Capital

L.A.M's primary source of liquidity as of September 30, 2001 is cash and cash equivalent investments of $318,705. Working capital, exclusive of convertible debentures expected to be converted, decreased from approximately $1,775,000 as of December 31, 2000 to $125,350 as of September 30, 2001.

L.A.M.'s operations and reductions in current liabilities used approximately $678,000 in cash during the three months ended September 30, 2001. During this period L.A.M. also spent $78,043 for patents, trademarks, and equipment purchases.

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

During the next twelve months, L.A.M. expects that it will spend between $300,000 and $400,000 on research, development, and clinical studies relating to L.A.M.'s IPM Matrix technology. As of September 30, 2001, L.A.M. had working capital of approximately $125,350. L.A.M. plans to use its existing financial resources as well as the proceeds from the sale of its common stock under the equity line of credit agreement with Hockbury Limited to fund its capital requirements during this period. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell any of its products on a commercial basis.

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



                              By:  /s/ Joseph Slechta
                                  --------------------------------------------
                                     Joseph Slechta, President and Principal
                                     Financial Officer


                              Date:     December 12, 2001