Form 10KSB
period 2001-12-31
LAM PHARMACEUTICAL CORP
filed 2002-04-01
CIK 1071272

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
                                       OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30641
                          L.A.M. PHARMACEUTICAL, CORP.
                         ------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                                     52-2278236
      ---------------------------------                     -------------
      (State or other jurisdiction                          (IRS Employer
           of incorporation)                                    I.D. Number)

                   800 Sheppard Avenue West, Commercial Unit 1,
                       Toronto, Ontario, Canada M3H 6B4
                    -----------------------------------------
                      (Address of principal executive offices)

Registrant's telephone number, including Area Code: (877) 526-7717 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company did not have any revenues during its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates of the Company (16,141,665 shares) based upon the closing price of the Company's common stock on March 27, 2002 was approximately $10,980,000.

As of March 27, 2002 the Company had 21,982,705 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

     L.A.M. Pharmaceutical, Corp. was incorporated in Delaware in July 1998. In September 1998, L.A.M. acquired all of the issued and outstanding shares of LAM Pharmaceuticals LLC for 6,000,000 shares of L.A.M.'s common stock. LAM
Pharmaceuticals LLC was organized in Florida in 1994 (initially as a partnership) to commercialize a new drug delivery system which offers patients, among other benefits, safer and more effective treatment for a number of serious diseases. Unless otherwise indicated, all references to L.A.M. include LAM Pharmaceuticals LLC.

     The objective of L.A.M. is to develop, license, produce and sell novel and proprietary pharmaceuticals. Notwithstanding the above, L.A.M. has not obtained U.S. Food and Drug Administration (FDA) approval for any of its products.

      All of L.A.M.'s products are in various stages of development and testing and the commercial sale of any of these products may not occur until June 2002 at the earliest. As a result, L.A.M. expects to incur additional losses for the foreseeable future.

     L.A.M. is the owner of a proprietary drug delivery technology that involves the use of an original Ionic Polymer Matrix (IPM) for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents.

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

      For many years, lotions, creams, suspensions and solutions of various natural (herbal) and therapeutic (drug) substances have been applied to the skin. When it comes to treating pain, sexual dysfunction and other disease states which emanate from structures of the body below the skin, topical therapy is not effective unless the therapeutic agent can penetrate the outer layer of the skin (stratum corneum) which acts as a protective barrier. This layer consists of numerous dead cells and cells in transition, which collectively form an effective barrier to penetration of substances, such as bacteria, in the air or in water. Thus the stratum corneum plays an important role in protecting the body from invasion by harmful substances.

      It is this same protective role which has posed a major challenge over the years regarding devising a mechanism that can effectively penetrate the stratum corneum for the purpose of delivering therapeutic substances to structures deep within the body.

     In 1994, L.A.M.'s scientists discovered that certain molecules called polymers possessed strong electrical charges which, when combined with other polymers of a specific electrical charge, are able to effectively penetrate the outer layers of the skin. In addition, these molecules are able to attach or surround other molecules such as therapeutic drug molecules and carry them within a matrix through the outer layers of the skin into the deeper structures below. L.A.M.'s scientists recognized that these discoveries would be of great significance in regard to the delivery of therapeutic agents. This phenomenon, the ionic polymer matrix (IPM) delivery system, is covered by eight U.S. patents which are owned by L.A.M.

     IPM technology combines in a matrix, in a novel manner, those drugs which are well-established and generally regarded by the public, the regulatory authorities and the pharmaceutical industry as safe. Based on preliminary studies conducted to date, L.A.M. believes that its IPM technology, when combined with an active drug ingredient, will facilitate the delivery of greater amounts of drug to structures within the body than is otherwise possible. IPM therefore offers potential benefits by providing faster and more prolonged therapeutic activity, less intrusive and less painful methods of delivery and faster onset of therapeutic process.

      L.A.M.'s products are regulated in the United States by the FDA. L.A.M. is of the opinion that the products which it is developing will be classified as cosmetics, OTC drugs, or new drugs. Products classified as cosmetics or OTC drugs may be marketed without FDA approval. New drugs that are not cosmetics and that are not considered an OTC drug must be approved by the FDA prior to marketing in the United States. Before human testing can begin with respect to a new drug in the United States preclinical studies are conducted in laboratory animals to evaluate the potential efficacy and the safety of a product. Human clinical studies generally involve a three-phase process. The initial clinical evaluation, Phase I, consists of administering the product and testing for safe and tolerable dosage levels. Phase II trials continue the evaluation of safety and determine the appropriate dosage for the product, identify possible side effects and risks in a larger group of subjects, and provide preliminary indications of efficacy. Phase III trials consist of testing for actual clinical efficacy within an expanded group of patients at geographically dispersed test sites.

      L.A.M. believes that its IPM technology, when used with prescription drugs, will be regulated as an unapproved new drug and will require approval by the FDA. Conversely, L.A.M.'s IPM technology, when used with a cosmetic or an OTC drug, could be marketed without FDA approval.

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

      Currently, L.A.M. is focused on the development and commercialization of its proprietary wound healing and transdermal drug delivery technology. L.A.M.'s IPM(TM) Wound Gel comprises GRASed (Generally Regarded As Safe) components. L.A.M. believes its wound healing gel falls into the hydrogel and burn dressing group as defined by the FDA, and will therefore be considered a Class I device (pursuant to FDA ruling of November 4, 1999). Class I devices are subject to "general controls". This is the lowest level of FDA control that focuses on basic factors such as quality regulation.

      Production scale up and manufacture of the IPM(TM) Wound Gel has been contracted to an independent FDA approved manufacturer. First full size production batch of the IPM(TM) Wound Gel is scheduled for May 2002, coinciding with the anticipated date for approval by the FDA.

      L.A.M. is developing a comprehensive marketing strategy for its IPM(TM) Wound Gel that covers direct sales to wound healing centers and other specialized medical practices, Internet sales, sales through contract sales organizations and licensing.

      L.A.M. is also evaluating a limited number of IPM/drug formulations that have shown promise during preliminary clinical investigation. L.A.M.'s preferred course for these formulations is to negotiate licensing agreements and/or joint ventures with larger pharmaceutical companies which have the financial resources to fund the research and/or clinical trials necessary to complete the development of L.A.M.'s products.

      If the results of the clinical trials involving these formulations are promising, L.A.M. may then be in a position to negotiate licenses which would generate sufficient revenue so as to allow L.A.M. to exploit the IPM technology using a variety of other drugs. It should be emphasized that a number of risks may be associated with this approach. While preliminary results have been promising, there is no certainty that the efficacy of the IPM/drug formulations currently being tested will be borne out in subsequent clinical trials. In addition, more clinical studies may be requested by a potential licensee before it is willing to enter into an agreement.

      L.A.M.'s objective is to raise sufficient capital to enable it to sustain ongoing research and administrative overhead as well as to enable it to undertake the work necessary to obtain FDA approval for its products, if required, and to license the products to third parties.

      The longer L.A.M. is able to fund development and the clinical trials for its products and thereby establish their efficacy, the greater their value will be to a potential licensee given the reduced risk of failure. Consequently, the longer L.A.M. retains sole ownership of the products the greater will be its bargaining position with prospective licensees and strategic alliance partners. Indeed, the industry places incrementally larger different values on drugs as they progress through the clinical trials required by the FDA.

     L.A.M. plans to market its products in any country where a suitable market exists and which has approved L.A.M.'s products for sale.

     At the present time L.A.M. is focusing its efforts on the following projects:

WOUND HEALING

      L.A.M. has developed IPM(TM) Wound Gel, a proprietary Ionic Polymer Matrix(TM) technology, being an ulcer healing matrix for the treatment of refractory (hard to heal) topical ulcers. Refractory topical ulcers are a major problem for diabetics and others. Non-healing foot ulcers are a leading cause of complications in patients with diabetes such as infection, immobility and lower extremity amputation.

      L.A.M. believes its ulcer healing matrix will also be effective in the treatment of bedsores and other pressure sores. After the open sores are cleaned, the matrix is applied to the affected skin, usually once a day, and covered with a suitable dressing. The healing of bedsores treated with L.A.M.'s matrix is relatively rapid and the treatment does not preclude the concomitant use of other therapeutic agents including antibiotics and steroids.

      In a pilot study conducted at the University of Miami, L.A.M.'s IPM(TM) Wound Gel produced excellent healing results in 8 out of 9 ulcers in a pilot study. These ulcers had not responded to previous treatment using conventional methods. L.A.M. has now completed a further 27 patient/50 wound trial of its IPM(TM) Wound Gel in Redding, California, The results showed an 88% efficacy in the treatment of refractory (hard to heal) topical ulcers.

      As a final stage in the regulatory approval process for its IPM(TM) Wound Gel, L.A.M. filed a 510(k) Pre-Marketing Notification submission with the FDA on January 31, 2002. The Company anticipates receiving FDA approval in May/June of 2002. Completing the 510(k) process will further enhance the IPM(TM) Wound Gel product status as a Class I OTC device and enable the Company to market the product internationally.

     L.A.M. is also developing a wound healing matrix designated to be used on incisions following surgical procedures. L.A.M. believes its wound healing matrix has potential as an effective post-operative treatment for the prevention of adhesions and scar tissue following surgery. In addition, the L.A.M. wound healing matrix offers potential for the reduction of post-operative complications surrounding the site of incisions such as swelling and inflammation.

SEXUAL DYSFUNCTION

Female sexual dysfunction matrix

      L.A.M.'s Personal Female Lubricant (Sexual Dysfunction) Matrix is a highly viscoelastic (lubricating) liquid incorporating L.A.M.'s proprietary IPM(TM) technology. The matrix provides enhanced lubrication while Vitamin B3 (Niacin), encapsulated in the technology, stimulates the tissues of the female genitalia. Vitamin B3 has long been associated with a process known as "flushing", whereby the blood supply in the stimulated area is increased.

      The IPM(TM) - Personal Female Lubricant (Sexual Dysfunction) Matrix is designed primarily to address the problems of mature women who often experience post-menopausal problems that may inhibit their intimate relationships. Specifically, the matrix acts to either eliminate or at least substantially minimize post-menopausal symptoms including vaginal dryness, pain during intercourse and absence of feeling or sensation.

      IPM(TM) - Personal Female Lubricant (Sexual Dysfunction) Matrix is not classified as a drug. The product uses substances which have been approved by the regulatory authorities for many applications. Vitamin B3, for example, forms a part of B Complex taken orally as a daily supplement by millions of people worldwide. The phenomenon of flushing is not only harmless, but has been declared by several regulatory authorities as beneficial. Consequently, L.A.M. believes that FDA approvals are not required for this product. L.A.M. will ensure, however, that the matrix is manufactured to Good Manufacturing Standards and that the product is safe and performs to its specifications.

Male Sexual Dysfunction Gel

      L.A.M.'s technology has been successfully used to develop a topical gel which, when applied to the genitals, provides a safe and effective treatment for male impotency, a problem affecting 140 million men worldwide. The gel is applied easily and without discomfort to the outside skin of the male genitals a few minutes before sexual intercourse. The side-effects experienced with tablets or intra-urethral treatments are minimized and are of a minor and infrequent nature. L.A.M.'s IPM matrix utilizes an established agent which has been approved for over 15 years. Pilot clinical trials conducted under the compassionate provisions of the Canada Health Act are currently being conducted in Ontario, Canada.

      L.A.M.'s gel offers several major advantages over current treatments (Viagra, Muse, etc.). The gel is applied directly to the outside skin of the male genitals. Thus pain associated with invasive therapy is eliminated. Furthermore, side-effects associated with tablets (drug interactions) are reduced to a very low incidence and are very mild when they infrequently occur. Sexual activity can commence almost immediately after application of the gel (within 2 to 3 minutes).

Licensing of Sexual Dysfunction Products

     In December 1997, L.A.M. granted an exclusive worldwide license to Ixora Bio-Medical Co. ("Ixora") for the marketing, sale and distribution of certain of its transdermal drugs for the treatment of male and female sexual dysfunction. L.A.M. has received licensing payments of $500,000 from Ixora. Ixora is required to reimburse L.A.M. for all costs of clinical studies and related research required by the FDA or other government agencies as well as patent procurement and maintenance costs, provided however that after January 1, 2000 Ixora is not, without its consent, obligated to reimburse L.A.M. for costs in excess of $10,000 per quarter. L.A.M. will receive the following royalties on sales by
Ixora:

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

     In January 1998 L.A.M. acquired a 45% interest in Ixora for $207,360. As a result of subsequent sales by Ixora of its common stock to other persons, L.A.M., as of March 27, 2002, owned 18% of Ixora's common stock.

EXTREME DRY SKIN

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

      As a cosmeceutical, a combination of an OTC drug and a cosmetic product, the IPM matrix can be used for a variety of topical and other uses. These include use with certain antibiotic first aid products, antifungal drugs, dandruff, dermatitis and psoriasis control products, external analgesics, skin protectant-type products, such as for poison ivy and fever blisters and cold sores, first aid antiseptics, and anorectal products. Preliminary skin care trials have been successfully completed on approximately twenty patients in the

Redding, California area by a cutaneous surgeon and dermatologist. Since L.A.M. is of the opinion that its skin care products will be classified as a cosmetic or an OTC drug, these skin care trials are being conducted without FDA approval.

MOTION SICKNESS

      L.A.M. has signed a product development and licensing agreement with a Canadian subsidiary of a U.S. based multinational pharmaceutical corporation to develop and market a motion sickness patch that will incorporate their version of dimenhydrinate with L.A.M.'s patented Ionic Polymer Matrix(TM) technology. Delivering the drug using L.A.M's IPM(TM) technology is expected to achieve controlled release of the drug over a 24-hour period, thus providing the patch wearer with the maximum protection against motion sickness. Using the IPM(TM) transdermal method also requires substantially smaller amount of the drug per dose than if the same drug were taken orally. As a result, persons using the patch experience little or no drowsiness.

      Working with its partner, L.A.M. believes this project will result in a product that is substantially superior to the original offering. Preliminary results have shown a faster onset, prolonged therapeutic effect, and minimal unpleasant side effects all with a reduced dosage as compared to the original oral application. Key meetings have taken place in the partner's sister company in Milan, Italy in November 2001 to discuss the design of the commercial version of the motion sickness patch.

     L.A.M. and its partner have agreed to work jointly toward the full approval of the motion sickness patch by the Canadian Therapeutic Products Directorate. As a first step in this process, L.A.M. will conduct bioavailability and product safety trials, expected to commence in the second quarter of 2002.

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

      OTC monographs list active ingredients, their dosage levels, and uses (claims) for which OTC drug products are considered generally recognized as safe and effective for specific use and are not misbranded. If a particular level of an active ingredient and claim are allowed by a monograph, then a manufacturer may market a product containing that ingredient and bearing that claim without specific FDA approval, subject to compliance with other requirements of the monographs and FD&C Act, including drug registration and listing obligations. Aspirin is a common drug allowed by a monograph.

      If a drug product does not conform to a particular OTC monograph, then typically a New Drug Application must be reviewed and approved by the FDA prior to marketing. Unlike prescription drugs, OTC drugs must bear adequate directions for safe and effective use and warnings against misuse.

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

      L.A.M. may undertake extensive and costly clinical testing to assess the safety and efficacy of its potential drug delivery systems. Failure to comply with FDA regulations applicable to such testing can result in delay, suspension or cancellation of testing, and refusal by the FDA to accept the results of the testing. In addition, the FDA may suspend clinical studies at any time if it concludes that the subjects or patients participating in trials are being exposed to unacceptable health risks. Further there can be no assurance that human clinical testing will show any of L.A.M.'s drug delivery systems to be safe and effective or that data derived from any testing will be suitable for submission to the FDA.

      The processes required by European regulatory authorities before L.A.M.'s systems can be marketed in Western Europe are similar to those in the United States. First, appropriate pre-clinical laboratory and animal tests must be done, followed by submission of a clinical trial exemption or similar documentation before human clinical studies can be initiated. Upon completion of adequate and well controlled clinical studies in humans that establish that the drug is safe and efficacious, regulatory approval of a Market Authorization Application must be obtained from the relevant regulatory authorities. As with the FDA review process, there are numerous risks associated with the Market Authorization Application review. Additional data may be requested by the regulatory agency reviewing the Market Authorization Application to demonstrate the contribution of a product component to the clinical safety and efficacy of a product, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

     The process of biologic and new drug development and regulatory approval or licensure requires substantial resources and many years. There can be no assurance that regulatory approval will ever be obtained for products developed by L.A.M. Authorization for testing, approval for marketing of drugs, including biologics, by regulatory authorities of most foreign countries must also be obtained prior to initiation of clinical studies and marketing in those countries. The approval process varies from country to country and the time period required in each foreign country to obtain approval may be longer or shorter than that required for regulatory approval in the United States.

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

Product Status

      All of L.A.M.'s products are in various stages of development and testing and the commercial sale of any of these products may not occur until June 2002 at the earliest. As a result, L.A.M. expects to incur additional losses for the foreseeable future. L.A.M.'s estimates of the costs associated with future research and clinical studies may be substantially lower than the actual costs of these activities. If L.A.M.'s cost estimates are incorrect, L.A.M. will need additional funding for its research efforts. There can be no assurance that L.A.M.'s products will prove to have any therapeutic or other value.

      The following is a summary of the status of the products which are being developed by L.A.M.:

                                                Projected         Projected
                                               Cost Needed         Date of
                          Anticipated FDA      to Complete      Completion of
Product Name               Classification     Studies/Trials    Studies/Trials
------------              ----------------    ----------------  ----------------

Wound Healing             Cosmetic/OTC Drug      $1,000,000(1)     Completed
Male Sexual Dysfunction   Prescription Drug      $2,000,000        Dec. 2002 (2)
Female Sexual Dysfunction Cosmetic/OTC Drug      $1,500,000        Dec. 2002 (2)
Extreme Dry Skin          Cosmetic/OTC Drug      $1,500,000        (3)
Motion Sickness           OTC Drug               $  500,000        Dec. 2002

(1) Projected costs associated with the wound healing product include costs for scaling up production.

(2) L.A.M. has licensed this product to Ixora Bio-Medical Co. Pursuant to the terms of the Licensing Agreement, Ixora is responsible for all the costs required to obtain regulatory approval of this product.

(3) Beginning in July or August 2002 L.A.M. plans an aggressive sampling program for its Extreme Dry Skin product with consumers, doctors and skin care professionals.

Research and Development

     As part of its ongoing research and development program, L.A.M. intends to develop and commercialize as many products based on its IPM technology as possible. L.A.M. is in the early stages of developing formulations involving morphine, and other compounds. L.A.M.'s long-range goal is to exploit other uses of its matrix drug delivery system to improve the therapeutic effects of various drugs.

        During the years ended December 31, 1999, 2000 and 2001 L.A.M. spent approximately $185,000, $317,000, and $480,000 respectively on research and development. L.A.M.'s research and development expenditures do not include research and development expenses relating to L.A.M.'s Sexual Dysfunction Drug which were paid by Ixora Biomedical Co.

Patents and Trademarks

      As of March 27, 2002, L.A.M. owned ten U.S. patents, two U.S. patent applications and twelve international patent applications designating over 100 foreign countries with claims relating to its sustained release delivery matrix system, systems containing drug preparations, uses of the systems for various treatment therapies and addiction therapeutic program.

      L.A.M.'s patents will expire between 2015 and 2017.

Employees

     As of March 27, 2002 L.A.M. had eight full time and one part time employee.

Offices and Facilities

      In the fourth quarter of 2001, L.A.M. consolidated its research, pilot production and head office activities into its 3,500 square foot facility in Lewiston, New York. This facility is leased at a rate of $1,700 per month. The lease on this space expires in 2003.

     L.A.M. continues to maintain a business office at 800 Sheppard Avenue West, Commercial Unit 1, Toronto, Ontario, Canada. L.A.M. has leased this space at $4,675 per month until August 31, 2004.

ITEM  2. DESCRIPTION OF PROPERTIES

      See Item 1 of this report.


ITEM 3.  LEGAL PROCEEDINGS.

      L.A.M. is not involved in any pending or threatened legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

ITEM 5.  MARKET FOR L.A.M.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of March 27, 2002, there were approximately 177 record owners of L.A.M.'s common stock. L.A.M.'s common stock is traded in the over-the-counter market under the symbol "LAMP". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the National Quotation Bureau. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ending                    High           Low

           3/31/00                     $10.00          $4.00
           6/30/00                     $ 9.25          $4.75
           9/30/00                     $ 5.50          $3.50
         12/31/00                      $ 4.75          $2.62

           3/31/01                      $6.06          $2.63
           6/30/01                      $2.75          $0.75
           9/30/01                      $0.95          $0.58
         12/31/01                       $0.76          $0.51

     Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of L.A.M.'s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. L.A.M. has not paid any dividends and L.A.M. does not have any current plans to pay any dividends.

Issuance of Restricted Stock

      During the three months ending December 31, 2001 L.A.M. issued 268,900 shares of its common stock for consulting and promotional services.

     The shares issued during the quarter ending December 31, 2001 were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning L.A.M., including L.A.M.'s business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Other Shares Which May Be Issued:

    The following table lists, as of March 27, 2002, additional shares of L.A.M.'s common stock which may be issued as the result of the exercise of outstanding options, warrants or convertible notes:

                                                         Number of      Note
                                                          Shares      Reference

Shares issuable upon exercise of options issued
to L.A.M.'s officers, directors and private investors.    3,597,500       A

Shares issuable upon exercise of options granted
to financial and research consultants.                    2,593,500       B

Shares issuable upon exercise of options granted to
L.A.M.'s officers and directors.                          6,200,000       C

Shares issuable upon exercise of warrants
issued to former note holders.                              424,493       D

Shares issuable in connection with Equity Line of         Not known
Credit                                                  at this time      E

Shares issuable upon the exercise of warrants which
were issued as part of the Equity Line of Credit.           938,473       E


A. These options are exercisable at prices between $0.58 and $4.00 per share and expire between September 2002 and April 2007.

B. These options were granted to certain persons that provide research, financial and other consulting services to L.A.M. Options are exercisable at prices between $0.58 and $7.50 per share and expire between November 2001 and November 2006.

C. Options are exercisable at $0.58 per share and expire between June 2006 and June 2011.

D. Between July 1999 and December 2000 L.A.M. sold convertible notes in the principal amount of $3,658,333 to various private investors. The notes bore interest at an annual non-compound rate of 9.5% and were due and payable between June 2000 and December 2001. Under the original terms of the notes, at the option of the note holder, the amount due on the note, excluding accrued interest, could be converted into shares of L.A.M.'s common stock. The number of shares to be issued upon the conversion of the notes was determined by dividing the amount of the note by the Conversion Price, which varied between $0.50 and $4.00. On August 9, 2001, the conversion term for all notes then outstanding were revised. The number of shares to be issued upon the conversion of the notes, plus any accrued interest, would then be determined by dividing the amount to be converted by $0.52. Noteholders who converted on these revised terms were also granted options to purchase shares of L.A.M.'s common stock equal to 10% of the number of shares resulting from the conversion. The options are exercisable at a price of $0.58 per share and expire in August 2002. As of December 31, 2001 outstanding notes in the principal amount of $3,549,833 had been converted into 7,279,095 shares of L.A.M.'s common stock and the former note holders held options to purchase 424,493 shares of L.A.M.'s common stock. All remaining notes in the principal amount of $108,500 have been repaid.

E. On January 24, 2001, L.A.M. entered into an equity line of credit agreement with Hockbury Limited in order to establish a possible source of funding for the development of L.A.M.'s technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.

     Under the equity line of credit agreement, Hockbury Limited has agreed to provide L.A.M. with up to $20,000,000 of funding prior to December 25, 2002. During this period, L.A.M. may request a drawdown under the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited will be obligated to purchase the shares. L.A.M. may request a drawdown once every 27 trading days, although L.A.M. is under no obligation to request any drawdowns under the equity line of credit.

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

    L.A.M. may request a drawdown by sending a drawdown notice to Hockbury Limited, stating the amount of the drawdown and the lowest daily volume weighted average price, if any, at which L.A.M. is willing to sell the shares. The minimum volume weighted average price will be set by L.A.M.'s President in his sole and absolute discretion. If L.A.M. sets a minimum price which is too high and L.A.M.'s stock price does not consistently meet that level during the 22 trading days after its drawdown request, the amount L.A.M. can draw and the number of shares L.A.M. will sell to Hockbury Limited will be reduced. On the other hand, if L.A.M. sets a minimum price which is too low and its stock price falls significantly but stays above the minimum price, L.A.M. will have to issue a greater number of shares to Hockbury Limited based on the reduced market price.

      The following provides certain information concerning the first three drawdowns requested by L.A.M.

     Date of     Date of     Shares       Average Sale      Net Proceeds
    Request       Sale       Sold      Price Per Share        to L.A.M.
    -------      ------      -----      ---------------     ------------------

    3-3-01      4-25-01     19,016          $4.16            $ 70,018
    5-7-01      6-07-01    420,005          $0.90            $377,764
    2-8-02      3-12-02    143,185          $0.64            $ 92,000

     The proceeds to L.A.M. are net of the placement agent fee paid to GKN Securities and escrow fees.

      As consideration for extending the equity line of credit, L.A.M. granted Hockbury Limited warrants to purchase 482,893 shares of common stock at a price of $4.56 per share at any time prior to January 24, 2004. As partial consideration for GKN Securities' services L.A.M. granted GKN Securities warrants to purchase 455,580 shares of common stock at a price of $4.83 per share at any time prior to January 24, 2006. Warrants to purchase 209,500 shares were subsequently assigned to four employees of GKN Securities.

Shares Registered for Public Sale

      All shares issuable upon the exercise of options and warrants, and which are referred to in Notes A, B, C and D, have been registered for public sale by means of registration statements filed with the Securities and Exchange Commission.

      The shares which may be sold under the equity line of credit, and which are referred to in Note E, have been registered for public sale by means of a separate registration statement filed with the Securities and Exchange Commission.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

The following sets forth certain financial data with respect to L.A.M. and is qualified in its entirety by reference to the more detailed financial statements and notes included elsewhere in this report. The following contains statements that constitute "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from anticipated results include risks associated with the development of products and L.A.M.'s need for working capital.

Summary Financial Data

      All of L.A.M.'s products are in the development stage and L.A.M. has not generated any revenues from the sale of any pharmaceutical products. Revenues since its inception represent payments received from Ixora under product license agreements. See Item 1 of this report for further information concerning L.A.M.'s agreement with Ixora.

Income Statement Data:
                                   Year Ended              Year Ended
                                 December 31, 2001      December 31, 2000

Sales                             $        --          $         --
Licensing Revenue                     300,000                    --
Operating Expenses                 (2,293,299)           (1,926,428)
Financial Accounting Expenses      (6,450,673)           (2,878,841)
Interest Income                        45,212                28,261
                                   ----------           ------------
Net Loss                          $(8,398,760)          $(4,777,008)
                                  ============          ============


Balance Sheet Data:

                                 December 31, 2001      December 31, 2000

Current Assets                       $158,811             $ 2,101,706
Total Assets                          769,318               2,457,503
Current Liabilities                   601,999               1,995,734
Total Liabilities                   1,657,396               3,459,209
Working Capital (Deficiency)         (443,188)                105,972
Stockholders' (Deficit)              (888,078)            (1,001,706)

Results of Operations

Year Ended December 31, 2001 compared with Year Ended December 31, 2000

Licensing Revenue

      During the year ended December 31, 2001, licensing revenue of $300,000 was received from Ixora Biomedical Company Inc. ("Ixora") under the terms of their license agreement related to L.A.M.'s sexual dysfunction products.

Interest Expense

      Interest expense for the year ended December 31, 2001 decreased 20% to $233,000 from $292,000 for the year ended December 31, 2000 due to the conversion of all remaining debentures during 2001.

General and Administrative Expenses

      General and administrative expenses for the year ended December 31, 2001 increased 9% to $1,379,000 from $1,261,000 for the year ended December 31, 2000. The increase included costs attributable to increased investor relations activity; costs of regulatory filings in respect of past and present options, note conversions, share grants for services and quarterly and yearly filings as required by the Securities and Exchange Commission; and costs attributable to the new laboratory facility and offices in Lewiston and additions to the senior management team, to prepare for the launch of L.A.M.'s first commercial product, expected in mid-summer 2002. The net reduction in costs in connection with financings was due to there being no new convertible note financings during 2001. This reduction was partly offset by the costs in that year of arranging the equity line of credit.

      The primary components of general and administrative expenses for the years ended December 31, 2001 and 2000 were as follows:

                                                    2001           2000
                                                    ----           ----

Officers' salaries                            $    245,612   $   123,000
Employee salaries and benefits                     123,113        89,935
Less: Salaries classified as
    Research & Development                         (96,000)      (81,000)
Investor Relations                                 337,680       231,239
Commissions and other costs in
    connection with financings                     138,863       381,300
Financial Banking and Consulting                   197,333       238,894
Legal and Auditing (including SEC filings)         276,415       181,200
Insurance                                           38,745        11,004
Other Expenses                                     117,030        85,398
                                                 ---------    -----------
             Total                             $ 1,378,791   $ 1,260,970
                                                ===========   ===========

Marketing and Business Development Expense

      Marketing and business development expense for the year ended December 31, 2001 increased 260% to $202,000 from $56,000 for the year ended December 31, 2000. The increase is the result of the increasing activity in promoting L.A.M. and its products including preparing for L.A.M.'s first commercial product launch presently expected in mid-summer 2002.

Research and Development Expense

      Research and development expenses for the year ended December 31, 2001 increased 51% to $480,000 from $317,000 for the year ended December 31, 2000. The increase is primarily the result of increased clinical studies activity. Costs associated with these activities tend to fluctuate from period to period depending on the status and timing of the individual projects in process.

Share and Option Grants

      L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing the company's paid in capital, increased to $4,266,000 for the year ended December 31, 2001 compared with $448,000 for the year ended December 31, 2000. This increase included costs attributed to options and shares granted to consultants and directors for services performed and in recognition of their additional efforts now required to bring the company's first product to market; to options granted in connection with the related strengthening of the management team; to noteholders who converted their notes into common shares; and to other investors for their investment support.

      In addition, to compensate for the fall in L.A.M.'s share price during the year, a number of existing options were repriced or had their maturity dates extended. Costs attributed to these amended terms totaled $354,000 during 2001.

Conversion Premium

      During the years ended December 31, 2001 and 2000, conversion premiums of $1,057,844 and $2,395,093 respectively were charged to expense.

      The charge in 2001 represented the deemed fair value of the enhanced terms granted in August of that year to note holders who agreed to convert their outstanding notes during the year.

      The charge in 2000 related to the sale of convertible notes during that year, and represented the difference between the deemed fair value of L.A.M.'s common stock and the conversion price of the convertible notes sold.

      The conversion premiums did not require the use of cash.

Warrants Issued on Equity Line of Credit

      The expense of $1,100,000 for the year ended December 31, 2001 represents the fair value of the warrants issued to Hockbury Limited in connection with the equity line of credit and the warrants issued to GKN Securities as placement agent for the equity line.

Year Ended December 31, 2000 compared with Year Ended December 31, 1999

Interest Expense

      Interest expense increased 142% to $292,000 for the year ended December 31, 2000 from $121,000 for the year ended December 31, 1999. The increase is due to the sale of convertible notes between September 1999 and November 2000.

General and Administrative Expenses

      General and administrative expenses for the year ended December 31, 2000 increased 255% to $1,261,000 from $356,000 for the year ended December 31, 1999. The increase is primarily a result of sales commissions paid in connection with the sale of L.A.M.'s convertible notes, additional administrative personnel and increased legal expenses.

      The primary components of general and administrative expenses for the years ended December 31, 2000 and 1999 were as follows:


                                                 2000              1999
                                                 ----              ----

Officers' salaries                           $  123,000       $   50,000
Employee salaries and benefits                   89,935           16,336
Less: Salaries classified as
          Research & Development                (81,000)              (0)
Investor Relations                              231,239           91,941
Commissions and other costs in
          Connection with financings            381,300           27,471
Financial Banking and Consulting                238,894           42,876
Legal and Auditing (including SEC filings)      181,200           95,091
Insurance                                        11,004           11,178
Other Expenses                                   85,398           20,682
                                            ------------      -----------
             Total                          $ 1,260,970        $ 355,575
                                            ===========        =========

Marketing and Business Development Expense

      Marketing and business development expense for the year ended December 31, 2000 increased 132% to $56,000 from $24,000 for the year ended December 31, 1999. The increase is the result of the increasing activity in promoting L.A.M. and its products.

Research and Development Expense

     Research and development expenses for the year ended December 31, 2000 increased 71% to $317,000 from $185,000 for the year ended December 31, 1999.

The increase is primarily due to the start of clinical trials in Toronto, Canada as well as deferred compensation paid to L.A.M.'s president. The clinical trials pertain to L.A.M.'s arthritic pain drug.

Conversion Premium

      During the years ended December 31, 2000 and 1999 conversion premiums of $2,395,093 and $1,252,000, respectively, relating to the sale of convertible notes were charged to expense. The conversion premium represents the difference between the fair value of L.A.M.'s common stock and the conversion price of the convertible notes sold during the year.

      The conversion premium did not require the use of cash.

Liquidity and Sources of Capital

Year Ended December 31, 2001

      L.A.M's primary source of liquidity as of December 31, 2001 is cash and cash equivalents of $11,284. Working capital, exclusive of convertible debentures converted, decreased from approximately $1,775,000 as of December 31, 2000 to $(443,000) as of December 31, 2001.

      L.A.M.'s operations used approximately $1,713,000 in cash during the year ended December 31, 2001. This was offset by decreases in accounts receivable and inventory and an increase in accounts payable and accrued expenses in the amount of $258,000, which provided cash.

     During this period L.A.M. also spent $282,000 for patents, trademarks, and equipment purchases.

     L.A.M. redeemed all of the remaining debentures during 2001, $108,500 of which was repaid in cash. In addition, during 2001, L.A.M. advanced $1,075,000 in short-term loans to an officer and director of L.A.M. The amounts borrowed by the officer and director were used to purchase shares of L.A.M.'s common stock in an effort to stabilize L.A.M.'s stock price in the face of extensive short selling. $435,000 of these advances were repaid during 2001.

      Cash required during the year ended December 31, 2001 came from the use of existing cash balances, the exercise of stock options amounting to $112,000 and proceeds from the sale of shares under the Equity Line of Credit Agreement amounting to $484,000.

      On January 24, 2001, L.A.M entered into an equity line of credit agreement with Hockbury Limited in order to establish a possible source of funding for the development of L.A.M.'s technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.

     Under the equity line of credit agreement, Hockbury Limited has agreed to provide L.A.M. with up to $20,000,000 of funding during the 20 month period following the date of an effective registration statement. During this 20 month period, L.A.M. may request a drawdown under the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited will be obligated to purchase the shares. L.A.M. may request a drawdown once every 27 trading days, although L.A.M. is under no obligation to request any drawdowns under the equity line of credit.

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

     The minimum amount L.A.M. can drawdown at any one time is $100,000. The maximum amount L.A.M. can drawdown at any one time is the lesser of $1,000,000 or the amount equal to:

o 4.5% of the weighted average price of L.A.M.'s common stock for the 60 calendar days prior to the date of the drawdown request.
o Multiplied by the total trading volume of the L.A.M.'s common stock for the 60 calendar days prior to the date of the drawdown request.

     L.A.M. may request a drawdown by sending a drawdown notice to Hockbury Limited, stating the amount of the drawdown and the lowest daily volume weighted average price, if any, at which L.A.M. is willing to sell the shares. The minimum volume weighted average price will be set by L.A.M.'s President in his sole and absolute discretion.

     L.A.M. has issued 439,021 shares of common stock and received $483,636 in net proceeds as of December 31, 2001 under the equity line of credit agreement.

      Subsequent to December 31, 2001, L.A.M. raised an additional equity of $1,017,725 through the exercise of their stock options. In connection with these option exercises, 1,755,000 new common shares were issued.

      Subsequent to December 31, 2001, L.A.M. raised a further $92,000, net of related commissions and costs, through a drawdown under the equity line of credit. In connection with this drawdown 143,185 new common shares were issued.

Year Ended December 31, 2000

      L.A.M.'s operations and an increase in inventories used approximately $1,760,000 in cash during the year ended December 31, 2000. This was offset by a decrease in notes receivable and an increase in accounts payable and accrued expenses in the amount of $201,000, which provided cash.

     During this period L.A.M. also spent $155,000 for patents, trademarks, and equipment purchases.

      Cash required during the year ended December 31, 2000 was generated through sales of convertible debentures amounting to $2,466,000 and the exercise of stock options amounting to $189,000.

Plan of Operation

      During the twelve months ending December 31, 2002 L.A.M. will continue:

o    Its program to commercialize its wound healing technology, including:

                o    completing negotiations for first manufacture;

                o    seeking distribution channels;and

                o    seeking licensees and other strategic partners

o Supporting the next phase of Ixora's program to commercialize L.A.M.'s sexual dysfunction products

o To develop its motion sickness patch systems in cooperation with major multinational partners

o Testing L.A.M.'s skin care products with a view to licensing the IPM technology to third parties for use in products which will be classified as cosmetics or OTC drugs.

o To seek and develop strategic relationships with companies interested in using L.A.M.'s technology in conjunction with existing and future ethical, OTC and cosmetic products.

     During this twelve-month period L.A.M. anticipates hiring up to four additional technical and marketing employees.

     During the next twelve months, L.A.M. expects that it will spend between $300,000 and $400,000 on research, development, and clinical studies, and $600,000 to $800,000 on marketing and business development, relating to L.A.M.'s IPM Matrix technology. L.A.M. plans to use its existing financial resources as well as the proceeds from the sale of its common stock under the equity line of credit agreement with Hockbury Limited to fund its capital requirements during this period. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell any of its products on a commercial basis.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The directors and executive officers of L.A.M. are as follows:

     Name                        Age     Position

     Joseph T. Slechta            53     President, Chief Operating Officer and
                                         Director
     Alan Drizen                  62     Chief Executive Officer and Director
     Peter Rothbart, M.D.         63     Treasurer and Director
     Gary M. Nath                 57     Secretary and Director

     Joseph T. Slechta has been L.A.M.'s Chief Operating Officer since November 2000. Mr. Slechta was appointed a director and became L.A.M.'s President on May 11, 2001. Between November 1998 and November 2000, Mr. Slechta was a consultant to L.A.M. Between 1994 and 2000 Mr. Slechta assisted corporate clients in financing, reorganization, expansion and improving operations. From 1987 to 1992, Mr. Slechta held executive management positions with three Canadian corporations. His corporate assignments included the management and financing of a high-technology company, the reorganization and sale of a helicopter company and financial consulting services to a major Canadian life insurance company. From 1979 to 1986 Mr. Slechta managed the treasury operations of Continental Bank.

     Alan Drizen has been a director of L.A.M. since its inception. Prior to May 12, 2001 Mr. Drizen was L.A.M.'s President. On May 12, 2001 Mr. Drizen became L.A.M.'s Chief Executive Officer. Mr. Drizen has spent 30 years in senior positions including Chairman of the Board and a director of a number of pharmaceutical companies. He was educated in England, the United States and Canada and trained as a biochemist. Mr. Drizen has both technical and managerial expertise in the development and commercialization of new drugs. In the late 1980's, Mr. Drizen and his team of scientists characterized molecules known as mucopolysaccharides which led to the founding of Hyal Pharmaceutical Corporation, a public company listed on the Toronto Stock Exchange and NASDAQ. The analytical standard, developed by his team, for one particular molecule, sodium hyaluronate, now a component of many pharmaceutical preparations, is still used by the Canada Health Protection Branch as the official standard for this drug. Mr. Drizen's interest in polymer chemistry eventually led to his collaboration with Dr. Peter Rothbart and to the discoveries on which L.A.M.'s technologies are based.

     Peter Rothbart, M.D., Medical Director, has been a director and Treasurer of L.A.M. since its inception. He has been a consulting anesthetist for over 20 years and is a leading pain specialist and principal of the Rothbart Pain Management Clinic in Ontario, Canada. Dr. Rothbart is currently President of the North American Cervicogenic Headache Society, an association of specialists in the treatment of cervicogenic headaches. He was also recently elected Chair of the Chronic Pain Section of the Ontario Medical Association. In collaboration with Alan Drizen, Dr. Rothbart discovered the IPM delivery system.

     Gary M. Nath has been Secretary and a director of L.A.M. since its inception. He has a BS degree in Biology and Chemistry, two years of post-graduate work in Biochemistry and a law degree. Mr. Nath has worked in the patent and trademark law departments of FMC Corporation, NL Industries, and Warner Lambert Company in the capacities of patent attorney, group patent and trademark counsel and general patent counsel, respectively. Mr. Nath is the founding and managing partner of the intellectual property law firm Nath & Associates located in Washington, DC. He counsels a wide range of domestic and international clients across a broad range of technologies, including chemical, pharmaceutical, biotechnical and mechanical fields. He has published extensively and has spoken on intellectual property law procurement, enforcement and transfer before numerous professional and lay groups in the United States and Japan. He is a member of the American Bar Association, the New Jersey Bar
Association, the American Intellectual Property Law Association, the International Patent Association, the Association of University Technology Managers, and is admitted to practice before the U.S. Patent and Trademark Office, Canadian Patent Office and numerous courts around the United States.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of L.A.M. to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of L.A.M. (Form 4 and Form
5) and to provide copies of all such forms as filed to L.A.M. To L.A.M.'s knowledge, the following persons did not file all reports required by Section 16(a) during the fiscal year ended December 31, 2001.

                                                            Number of
                         Type              Number of       Transactions
   Name                of Report      Reports Not Filed    Not Reported

   Alan Drizen          Form 4              17                 681

   Peter Rothbart       Form 4               8                  17

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation earned or received by (i) the Chief Executive Officer of L.A.M. and (ii) by each other executive officer of L.A.M. who earned or received in excess of $100,000 during the fiscal years ended December 31, 1999, 2000 and 2001.

                          Annual Compensation          Long Term Compensation
                                                                         All
                                                    Re-                 Other
                                           Other    stric-               Com-
Name and                                  Compen-   Stock    Options    pensa-
Principal       Fiscal   Salary    Bonus   sation   Awards   Granted     tion
Position         Year      (1)      (2)     (3)      (4)       (5)        (6)
-----------      -----   ------    -----   ------   ------    ------   --------

Joseph Slechta   2001  $103,000   $25,000    --   $85,000   3,600,000      --
President and
Chief Operating
Officer

Alan Drizen,     2001  $120,000    --        --        --     300,000      --
Chief Executive  2000  $120,000    --        --        --          --      --
Officer          1999  $110,000    --        --        --          --      --

(1)  The dollar value of base salary (cash and non-cash) received or earned.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of L.A.M.'s common stock owned by the officers listed above, and the value of such shares as of December 31, 2001:

         Name                       Shares              Value

         Joseph Slechta            120,000           $  68,400
         Alan Drizen             1,608,000            $916,560

(5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table
(6) All other compensation received that L.A.M. could not properly report in any other column of the table.

     The following shows the amounts which L.A.M. expects to pay to its officers during the twelve month period ending December 31, 2002, and the time which L.A.M.'s executive officers plan to devote to L.A.M.'s business. L.A.M. does not have employment agreements with any of its officers.

                                  Proposed        Time to be Devoted
      Name                    Compensation      To Company's Business

   Joseph Slechta              $120,000                 100%
   Alan Drizen                 $120,000                 100%
   Peter Rothbart                    --                   5%
   Gary M. Nath                      --                  15%

      L.A.M.'s Board of Directors may increase the compensation paid to L.A.M.'s officers depending upon the results of L.A.M.'s future operations.

     Gary Nath provides legal services to L.A.M. See "Certain Relationships and Transactions" below. During the year ending December 31, 2002, L.A.M. expects that it will continue to use the services of Mr. Nath's law firm.

     L.A.M. does not have any employment agreements with any of its executive officers.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

     L.A.M. does not have a defined benefit, pension plan, profit sharing or other retirement plan, although L.A.M. may adopt one or more of such plans in the future.

Compensation of Directors

     Standard Arrangements. At present, L.A.M. does not pay its directors for attending meetings of the Board of Directors, although L.A.M. may adopt a director compensation policy in the future. L.A.M. has no standard arrangement pursuant to which directors of L.A.M. are compensated for any services provided as a director or for committee participation or special assignments.

     Other Arrangements. During the year ended December 31, 2001, and except as disclosed elsewhere in this registration statement, no director of L.A.M. received any form of compensation from L.A.M.

     See " Stock Option and Bonus Plans" below for information concerning stock options and stock bonuses granted to L.A.M.'s officers and directors.

Stock Option and Bonus Plans

     L.A.M. has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

     Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 1,000,000 shares of L.A.M.'s Common Stock, less the number of shares already optioned under both this Plan and the
Non-Qualified Stock Option Plan. The Incentive Stock Option Plan became effective on March 15, 2000 and will remain in effect until March 15, 2010 unless terminated earlier by action of the Board. Only officers, directors and key employees of L.A.M. may be granted options pursuant to the Incentive Stock Option Plan.

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

     Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 7,000,000 shares of L.A.M.'s Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Non-Qualified Stock Option Plan became effective on March 15, 2000 and will remain in effect until March 15, 2010 unless terminated earlier by the Board of Directors. L.A.M.'s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of L.A.M.'s Common Stock on the date the option is granted.

     Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

     Stock Bonus Plan. Up to 500,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, L.A.M.'s employees, directors, officers, consultants and advisors are eligible to receive a grant of L.A.M.'s shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

     In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of L.A.M. or the period of time a non-employee must provide services to L.A.M. At the time an employee ceases working for L.A.M. (or at the time a non-employee ceases to perform services for L.A.M.), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board of Directors, payment for the shares of Common Stock underlying options may be paid through the delivery of shares of L.A.M.'s Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      L.A.M.'s Board of Directors of L.A.M. may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of L.A.M.'s capital stock or a consolidation or merger of L.A.M.; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

      Summary. The following sets forth certain information as of March 27, 2002 concerning the stock options and stock bonuses granted by L.A.M. Each option represents the right to purchase one share of L.A.M.'s common stock.

                                Total        Shares                  Remaining
                                Shares    Reserved for      Shares    Options/
                               Reserved   Outstanding    Issued As      Shares
Name of Plan                  Under Plan    Options     Stock Bonus  Under Plan

Incentive Stock Option Plan   1,000,000           --          N/A     1,000,000
Non-Qualified Stock Option
   Plan                       7,000,000    6,500,000          N/A       500,000
Stock Bonus Plan                500,000          N/A      100,000       400,000


Options Granted During Fiscal Year Ending December 31, 2001

     The following tables set forth information concerning the options granted, during the twelve months ended December 31, 2001, to L.A..M.'s officers and directors, and the value of all unexercised options (regardless of when granted) held by these persons as of December 31, 2001.

                                         % of Total
                                           Options
                                         Granted to
                                         Employees     Exercise
                 Date      Options       Officers     Price Per      Expiration
Name           of Grant   Granted (#)    & Directors    Share (1)       Date
----           --------   -----------   ------------   ----------     ------

Joseph Slechta  6/05/01     300,000        6.01%          $0.58       6/05/06

Joseph Slechta  7/15/01     300,000        6.01%          $0.58       6/05/06

Joseph Slechta  7/16/01   3,000,000 (2)   60.06%          $0.58       6/30/11

Alan Drizen     7/15/01     300,000 (3)    6.01%          $0.58       6/05/06

Peter Rothbart  7/15/01     300,000        6.01%          $0.58       6/05/06

Gary M. Nath    7/15/01     300,000        6.01%          $0.58       6/05/06


      All options shown above were granted pursuant to L.A.M.'s Non-Qualified Stock Option Plan. The shares issuable upon the exercise of 4,500,000 of the options listed above have been registered for public sale by means of a registration statement on Form S-8 which has been filed with the Securities and Exchange Commission.

(1) The original exercise price for these options was $0.75 per share. On September 5, 2001 L.A.M.'s board of directors changed the exercise price of these options to $0.58 per share.

(2) The exercise of options to purchase 2,250,000 shares is subject to the following conditions:

    A. Option to purchase 1,000,000 shares will not be exercisable and will expire on 12/31/02 unless between 1/01/02 and 1/01/03 L.A.M.:

1.   receives a minimum of $2,000,000 in debt or equity financing; or
2. enters into a license, product development agreement or other agreement which will provide revenues to L.A.M. of at least $2,000,000 over the term of the license or agreement; or
3.   has gross revenues of $5,000,000.

     B. Options to purchase 1,250,000 shares will not be exercisable and will expire on 12/31/03 unless between 1/01/03 and 1/01/04 L.A.M.:

1.   receives a minimum of $2,000,000 in debt or equity financing; or

2. enters into a license, product development agreement or other agreement which will provide revenues to L.A.M. of at least $2,000,000 over the term of the license or agreement; or
3.   has gross revenues of $7,500,000.

      In the event the performance criteria set forth in A or B above are not met, then options will be exercisable on a pro rata basis based upon the performance achieved versus the performance criteria specified. A majority of L.A.M.'s disinterested directors will determine the number of options which are exercisable.

      Notwithstanding the foregoing all options which have not yet expired will be immediately exercisable and fully vested in the event Slechta is terminated without cause or upon a Change in Control. A Change in Control will be deemed to have occurred if:

(i) any "person" (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Securities Exchange Act), other than L.A.M., any majority-owned subsidiary of the Company or any compensation plan of L.A.M., becomes the "beneficial owner" (as such term is defined in Rule 13d-3 of the Exchange
     Act), directly or indirectly, of securities of L.A.M. (whether by merger, consolidation, reorganization or otherwise) representing 40% or more of the combined voting power of L.A.M.'s then outstanding securities;

(ii) prior to 01/04/04, the individuals who on the date of this resolution constitute the Board of Directors of L.A.M. cease for any reason to constitute at least a majority of such Board of Directors, unless the election of each director who was not a director on the date of this resolution has been approved in advance by directors representing at least two-thirds of the directors then in office who were also directors on the date of this resolution;

(iii)any "person" (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), other than L.A.M., any subsidiary of L.A.M. or any compensation, retirement, pension or other employee benefit plan or trust of L.A.M., becomes the "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of any wholly-owned or majority -owned subsidiary/subsidiaries of L.A.M. or any successor to any wholly-owned or majority-owned subsidiary/subsidiaries of L.A.M., (whether by merger, consolidation, reorganization or otherwise) representing a majority of the combined voting power of the then outstanding securities of any wholly owned majority owned subsidiary/subsidiaries of L.A.M., as the case may be;

(iv) L.A.M. merges or consolidates with or into another corporation or other entity, or enters into a binding agreement to merge or consolidate with or into another corporation or other entity, other than a merger or consolidation which would result in the voting securities of L.A.M. outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving corporation or entity) not less than 60% of the combined voting power of the voting securities of L.A.M. or such surviving corporation or entity outstanding immediately after such merger or consolidation;

(v) L.A.M. shall sell, lease, exchange, transfer, convey or otherwise dispose of all or substantially all of its assets, or enter into a binding agreement for the sale, lease, exchange, transfer, conveyance or other disposition of all or substantially all of its assets, in one transaction or in a series of related transactions;

(vi) L.A.M. shall liquidate or dissolve, or any plan or proposal shall be adopted for the liquidation or dissolution of L.A.M.

     Notwithstanding the foregoing all options which are not yet exercisable will immediately expire on the date (i) Slechta voluntarily terminates his employment with L.A.M. or (ii) the date L.A.M. notifies Slechta that he has been Terminated for Cause. Terminated for Cause means:

   (i) The determination by a vote of a majority of the disinterested members of the Board of Directors, which determination shall be based upon competent medical evidence, that Slechta will be unable to perform his duties as an officer of L.A.M. by reason of injury, illness, or other physical or mental disability after absences for a period or periods aggregating in excess of 45 working days in any 12-month period.

  (ii) The determination by a majority of the disinterested members of the Board of Directors that Slechta has been absent from his employment for whatever cause, excluding allowable vacations or sickness and disability, for a period of more than 60 working days in any 12-month period.

 (iii) The vote of a majority of the disinterested members of the Board of Directors determining that Slechta has become so intemperate in his use of alcohol or drugs as seriously to interfere with the performance of his duties as an officer of L.A.M.

  (iv) A vote of a majority of the disinterested members of the Board of Directors finding that (A) Slechta has violated any statute or regulation, materially and adversely affecting L.A.M. reputation, or earnings or welfare, (B) has been grossly negligent or engaged in willful misconduct in the performance of his duties as an officer of L.A.M., or (C) Slechta has refused to follow the proper directions of the Board of Directors.

      Any financing, license agreement, product development agreement or other agreement referred to in A or B above must be approved by L.A.M.'s Board of Directors.

     During October and November 2000, L.A.M. granted Mr. Slechta options to purchase 225,000 shares of common stock at prices ranging between $3.50 to $4.00 per share. The options have since been cancelled by the mutual agreement of L.A.M. and Mr. Slechta. (3) Options were exercised in January 2002.

Option Exercises and Option Values
                                                                   Number of
                                               Securities          Value of
                                              Underlying          Unexercised
                                              Unexercised        In-the-Money
                                              Options at          Options at
                      Shares               December 31, 2001   December 31, 2001
                    Acquired     Value       Exercisable/        Exercisable/
Name              on Exercise   Realized    Unexercisable      Unexercisable
                      (1)         (2)            (3)                 (4)
--------------     ---------    -------     -------------     ---------------

Joseph Slechta           --       --         3,600,000/--         $36,000/--

Alan Drizen              --       --           300,000/--         $ 3,000/--

Peter Rothbart           --       --           300,000/--         $ 3,000/--

Gary M. Nath             --       --           300,000/--         $ 3,000/--

(1)  The number of shares received upon exercise of any options.

(2) With respect to options exercised the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2001, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2001, the excess of the market value of the stock underlying those options as of December 31, 2001 over the option exercise price.

Other Options

      Subsequent to December 31, 2001 certain persons, who were not affiliated with L.A.M., assigned options to purchase shares of L.A.M.'s common stock to the following officers and directors:

                       Shares Issuable
                       Upon Exercise          Exercise           Expiration
   Name                  of Options             Price               Date
   ----                ----------------      -----------        -------------

   Joseph T. Slechta      190,000               $0.58              1/18/03

   Alan Drizen          1,550,000               $0.58              1/18/03

                       Shares Issuable
                       Upon Exercise          Exercise           Expiration
   Name                  of Options             Price               Date
   ----                ----------------      -----------        -------------

   Peter Rothbart         190,000               $0.58              1/18/03

   Gary M. Nath           190,000               $0.58              1/18/03


      In January 2002 Joseph Slechta exercised options to purchase 90,000 shares of common stock and Alan Drizen exercised options to purchase 750,000 shares of common stock.

      Subsequent to December 31, 2001 L.A.M. granted Non-Qualified Stock Options to the person and upon the terms shown below.

                       Shares Issuable
                       Upon Exercise         Exercise            Expiration
   Name                  of Options           Price                 Date
   ----                ----------------      -----------       -------------

   Alan Drizen          2,000,000              $0.58              2/22/07


      See Item 5 of this report for information concerning other outstanding options.

Stock Bonuses

     The following officer of L.A.M. received shares of L.A.M.'s common stock as stock bonuses:

      Name                   Date             Shares
      ----                   ----             -------

      Joseph Slechta       6/5/01            100,000


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 27, 2002 concerning the common stock owned by each officer and director of L.A.M., and each other person known to L.A.M. to be the beneficial owner of more than five percent (5%) of L.A.M.'s common stock.

                                   Amount and Nature of
                                   Beneficial Ownership        Percentage
Name                               Number of Shares (1)        Ownership

Joseph T. Slechta                        94,500                  0.4%
800 Sheppard Avenue West,
Commercial Unit 1
Toronto, Ontario
Canada  M3H 6B4

Alan Drizen                           1,333,616 (2)              6.1%
800 Sheppard Avenue West,
Commercial Unit 1
Toronto, Ontario
Canada  M3H 6B4

Peter Rothbart                        2,666,924 (3)             12.1%
274 St. Clements Avenue.
Toronto, Ontario
Canada  M4R 1H5

Gary M. Nath                          1,746,000                 7.9%
6106 Goldtree Way,
Bethesda, Maryland 20817

(All Officers and Directors as
a group, 4 persons)                   5,841,040                26.6%

(1) Excludes shares issuable upon the exercises of options held to the following persons:

                          Shares Issuable
                           Upon Exercise         Option            Expiration
   Name                      of Option        Exercise Price     Date of Option

Joseph T. Slechta             300,000             $0.58              06/05/06
Joseph T. Slechta             300,000             $0.58              06/05/06
Joseph T. Slechta           3,000,000             $0.58              06/30/11
Joseph T. Slechta             100,000             $0.58              01/18/03
Alan Drizen                   800,000             $0.58              01/18/03
Alan Drizen                 2,000,000             $0.58              02/22/07
Peter Rothbart                300,000             $0.58              06/05/06
Peter Rothbart                190,000             $0.58              01/18/03
Gary M. Nath                  300,000             $0.58              06/05/06
Gary M. Nath                  190,000             $0.58              01/18/03

(2) Includes shares held by the Canyon Trust, a discretionary trust, of which Mr. Drizen may be deemed the beneficial owner.
(3) Includes shares held by the Lexus Trust, of which Dr. Rothbart may be deemed the beneficial owner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September 1998, L.A.M. sold shares of its common stock to the persons, in the amounts, and for the consideration set forth below:

                                  Number
       Name                     of Shares             Consideration

       Alan Drizen             1,076,308 (1)            $10,763

       Peter Rothbart          1,076,308 (2)            $10,763

       Gary M. Nath              742,784                 $7,423

     In September 1998, L.A.M. issued 6,000,000 shares of its common stock in consideration for all of the issued and outstanding shares of LAM Pharmaceuticals LLC, a Florida limited liability company. See "Business" for further information concerning the acquisition of LAM Pharmaceuticals LLC. The following officers, directors and other persons received shares of L.A.M.'s common stock in connection with this transaction.

              Name                            Shares Acquired

             Alan Drizen                        1,603,616 (1)
             Peter Rothbart                     1,603,616 (2)
             Gary M. Nath                       1,105,942
             Lisa Krinsky                         674,510 (3)
             Arnold Hantman                       376,019
             All Other Sellers as a Group         636,297
                                               ----------
                                                6,000,000

(1) Includes shares held by the Canyon Trust, a discretionary trust, of which Mr. Drizen may be deemed the beneficial owner.
(2) Includes shares held by the Lexus Trust, of which Dr. Rothbart may be deemed the beneficial owner.
(3) Includes shares held by the South Florida Bioavailability Clinic of which Lisa Krinsky is the majority shareholder.

     Subsequent to September 1998, Mr. Drizen, Dr. Rothbart and Mr. Nath sold a portion of their shares in transactions which were exempt pursuant to Rule 144 of the Securities and Exchange Commission and gifted a portion of their shares to relatives.

     During  1999,  2000 and 2001 L.A.M.  paid  $63,210,  $51,262  and  $166,532 respectively to Nath & Associates for legal services. PLLC is a law firm in which Mr. Nath, an officer and director of L.A.M., is a partner. As of December 31, 2001 L.A.M. owed Nath & Associates, PLLC approximately $493,000 for legal services.

     Prior to January 1, 1998, L.A.M. received advances from Mr. Drizen ($525,000), Dr. Rothbart ($170,000) and Mr. Nath ($475,000) that were used to fund L.A.M.'s operations, research and development and clinical trials. Subsequently additional advances were made, expenses disbursed and services performed by these directors on behalf of L.A.M. At December 31, 2001, the total of all such advances outstanding amounted to $1,256,115.

     Between February 2, 2001 and April 26, 2001 Mr. Drizen, an officer and one of three directors of L.A.M. at that time, borrowed $1,075,000 from L.A.M. The amounts borrowed by Mr. Drizen were used to purchase 441,200 shares of L.A.M.'s common stock between February 2, 2001 and May 10, 2001 in an effort to stabilize L.A.M.'s stock price in the face of extensive short selling. Dr. Peter Rothbart, also an officer and director of L.A.M., was advised by Mr. Drizen in late February 2001 that Mr. Drizen was purchasing shares of L.A.M.'s common stock in an effort to stabilize L.A.M.'s stock price. However, Dr. Rothbart did not know until May 11, 2001 that Mr. Drizen was using corporate funds for this purpose. Gary Nath, an officer and director of L.A.M., and Joseph Slechta, an officer of L.A.M., were not aware of Mr. Drizen's activities in this regard until May 11, 2001. Dr. Rothbart, Mr. Slechta and Mr. Nath became aware of Mr. Drizen's borrowings from L.A.M. in connection with Mr. Slechta's review of L.A.M.'s financial statements for the quarter ended March 31, 2001.

      Mr. Drizen agreed to pay the $1,075,000 borrowed from L.A.M., together with interest at 6% per year, in accordance with the terms of a promissory note. The note provided for a series of periodic payments with the unpaid amount of the note, together with any accrued and unpaid interest, due on March 31, 2002. On May 25, 2001 L.A.M.'s Directors approved these repayment terms, and at the same time ratified Mr. Drizen's borrowings from L.A.M.

     Although Mr. Drizen agreed to secure the repayment of this note, L.A.M.'s Board of Directors, in view of the fact that proceeds from the sale of Mr. Drizen's shares of L.A.M.'s common stock would be the primary source of funds which would be used to repay the Note, did not require Mr. Drizen to secure the repayment of the Note. Accordingly, the Note from Mr. Drizen was unsecured.

     In addition, as a result of Mr. Drizen's purchases and sales of L.A.M.'s common stock between October 2000 and May 2001, L.A.M. is entitled to a recoverable profit from Mr. Drizen, computed in accordance with 16(b) of the Securities Exchange Act of 1934, in the amount of $408,078, as explained below.

     Subsequent to December 31, 2001 Mr. Drizen and L.A.M. agreed that the advance of $548,361 due him as of December 31, 2001 would be offset against the remaining amount due pursuant to Mr. Drizen's promissory note. In addition, Dr.

Rothbart and Mr. Nath agreed with Mr. Drizen to apply a portion of their receivables from L.A.M. against the amounts due by Mr. Drizen in an amount sufficient to offset the remaining balance due on Mr. Drizen's promissory note.

     Following these offset arrangements, as of March 27, 2002 L.A.M. owed Dr. Rothbart and Mr. Nath $17,500 and $146,537 respectively, and Mr. Drizen's promissory note was paid in full.

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

     The formula most frequently used by a corporation to recover profits is known as the "lowest price in/highest price out" method, by which profit is computed by matching the highest sale price with the lowest purchase price within six months, the next highest sale price with the next lowest purchase price within six months, and so forth, until all shares have been included in the computation. Although this profit computation allows for the maximum recovery to the corporation, in the case of multiple sales and purchases within a six month period, it often results in a higher profit than the profit actually realized by the insider, and in some cases may result in a profit when the insider actually incurred losses from the sales and purchases. Mr. Drizen, for example, estimates that he incurred a loss of approximately $900,000 as a result of his purchases and sales of L.A.M.'s common stock between October 2000 and May 2001.

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

Exhibit 10Material Contracts

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

8-K Reports

     During the quarter ending December 31, 2001 the Company did not file any reports on Form 8-K.












LAM 10-K Dec 01 revised 3-26-02

                           L.A.M. PHARMACEUTICAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                               Lewiston, New York

                     -------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                DECEMBER 31, 2001
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Independent Auditors' Report                                        F-2

Balance Sheets at December 31, 2001 and 2000                        F-3

Statements of Changes in Stockholders' Deficit for the
Years Ended December 31,2001, 2000 and 1999 and for the
Period From the Date of Inception (February 1,1994)
Through December 31, 2001                                       F-4 to F-5

Statements of Operations for the Years Ended December 31,
2001, 2000 and 1999 and for the Period From the Date of
Inception (February 1, 1994) Through December 31, 2001              F-6

Statements of Cash Flows for the Years Ended December 31,
2001, 2000 and 1999 and for the Period From the Date of
Inception (February 1, 1994) Through December 31, 2001          F-7 to F-8

Notes to Financial Statements                                   F-9 to F-21

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Shareholders
L.A.M. Pharmaceutical, Corp.
Lewiston, New York


   We have audited the accompanying balance sheets of L.A.M. Pharmaceutical, Corp. (A Development Stage Company) (A Delaware Corporation) as of December 31, 2001 and 2000, and the related statements of changes in stockholders' deficit, operations and cash flows for each of the three years in the period ended December 31, 2001 and for the period from the date of inception (February 1, 1994) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.A.M. Pharmaceutical, Corp. (A Development Stage Company) (A Delaware Corporation) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the period from the date of inception (February 1, 1994) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.








Rotenberg & Co., LLP
Rochester, New York
February 8, 2002
(Except for Note P, as to which the date is March 27, 2002)

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS
-------------------------------------------------------------------------------

December 31,                                              2001          2000
-------------------------------------------------------------------------------

ASSETS

Current Assets

Cash and Cash Equivalents (1)                         $  11,284     $1,545,692

Cash Held by Broker - Debentures                             --        357,250

Accounts Receivable                                      44,433         75,000

Inventory - Raw Materials                                97,750        121,125

Prepaid Expenses                                          5,344          2,639
-------------------------------------------------------------------------------
Total Current Assets                                    158,811      2,101,706

Property and Equipment - Net of Accumulated
Depreciation                                            121,185         19,601

Other Assets
Patents and Trademarks - Net of Accumulated
Amortization                                            489,322        336,196
-------------------------------------------------------------------------------

Total Assets                                           $769,318     $2,457,503
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts Payable and Accrued Expenses                $  601,999      $ 397,484

Convertible Debentures                                       --      1,598,250
-------------------------------------------------------------------------------
Total Current Liabilities
                                                        601,999      1,995,734

Other Liabilities                                       848,037      1,256,115

Deferred Royalty Revenue                                207,360        207,360
-------------------------------------------------------------------------------

Total Liabilities                                     1,657,396      3,459,209
-------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Authorized;
  19,784,520 and 13,998,930 Issued and
  Outstanding, respectively                               1,978          1,400
Additional Paid-In Capital                           17,964,009      8,812,199

Less: Loan Receivable-Officer                          (640,000)            --

Deficit Accumulated During Development Stage        (18,214,065)    (9,815,305)
------------------------------------------------------------------------------

Total Stockholders' Deficit                            (888,078)    (1,001,706)
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit            $769,318     $2,457,503
-------------------------------------------------------------------------------

(1) Between January 1, 2002 and March 27, 2002 the company has raised additional cash of $967,900 from issuance of new shares. This has been used in part for payment of accounts payable at December 31, 2001 and subsequent operating expenses as described more fully in Note P to the financial statements.


    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

--------------------------------------------------------------------------------------------------------------------
                                                                                             Deficit
                                                                                Loan      Accumulated
                                                                  Additional  Receivable    During       Total
                                             Number       Common   Paid-In      from      Development   Stockholders'
                                            of Shares     Stock    Capital     Officer     Stage       Deficit
---------------------------------------------------------------------------------------------------------------------

Balance - February 1, 1994                       --       $ --     $   --      $   --      $   --        $   --


Capital Contribution - Services Rendered         --         --    757,386          --          --       757,386
Capital Contribution - Laboratory
Equipment                                        --         --     24,245          --          --        24,245
Capital Contribution - Leasehold
Improvements                                     --         --      9,775          --          --         9,775

Capital Contribution - Interest Expense          --         --    252,794          --          --       252,794

Capital Contribution in Cash                     --         --    162,200          --          --       162,200

Distribution                                     --         --    (68,660)         --          --       (68,660)
Recapitalization as L.A.M.
Pharmaceutical, Corp.                     6,000,000        600       (600)         --          --            --

Issuance of Common Stock for Cash         4,332,500        433    378,352          --          --       378,785
                                                                                   --
Net Loss                                         --         --         --              (2,480,654)   (2,480,654)
-------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998              10,332,500      1,033  1,515,492          --  (2,480,654)     (964,129)

Capital Contribution - Interest Expense          --         --    107,681          --          --       107,681

Issuance of Common Stock for Cash            60,000          6    59,994           --          --        60,000
Stock Options and Awards Granted

   - Compensation for Services Rendered          --         --   526,316          --          --        526,316
Conversion Premium on Convertible
Debentures                                       --         --  1,252,000         --          --      1,252,000

Net Loss                                         --         --         --         --   (2,557,643)   (2,557,643)
-------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999              10,392,500    $ 1,039  $3,461,483    $   --  $(5,038,297)  $(1,575,775)
-------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.
                                                                    continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Date of Inception (February 1, 1994) Through December 31, 2001 - continued

----------------------------------------------------------------------------------------------------------------------------
                                                                                             Deficit
                                                                                 Loan       Accumulated
                                                                  Additional   Receivable     During           Total
                                             Number       Common   Paid-In       from       Development     Stockholders'
                                            of Shares      Stock    Capital     Officer       Stage           Deficit
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                10,392,500    $ 1,039   $3,461,483   $     --   $(5,038,297)    $(1,575,775)
Capital Contribution - Interest Expense            --         --      107,686         --            --         107,686

Conversion Premium on Convertible Debentures       --         --    2,395,093         --            --       2,395,093

Stock Options and Awards Granted
   - Compensation for Services Rendered            --         --      447,640         --            --         447,640

Debentures Converted to Common Stock         3,319,430       332    2,211,176         --            --       2,211,508

Stock Options Exercised                        287,000        29      189,121         --            --         189,150

Net Loss                                           --        --            --         --    (4,777,008)     (4,777,008)
-----------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                13,998,930     1,400     8,812,199         --    (9,815,305)     (1,001,706)

Capital Contribution - Interest Expense            --        --       113,200         --            --         113,200

Common Shares Issued - Debenture Conversion
Premium                                     3,106,502       311     1,057,844         --            --       1,058,155

Debentures Converted to Common Stock          853,167        85     1,611,114         --            --       1,611,199

Stock Options Issued
   - Compensation for Services Rendered            --        --     3,218,463         --            --       3,218,463

Common Shares Issued
   - Compensation for Services Rendered      1,213,900      121     1,047,086         --            --       1,047,207

Stock Options Exercised                        173,000       17       112,433         --            --         112,450

Warrants Issued to Hockbury Limited and GKN
Securities                                         --        --     1,100,000         --            --       1,100,000

Sale of Shares Under the Equity Line of
Credit Agreement                              439,021        44       483,592         --            --         483,636

Loan to Officer                                    --        --            --  (1,075,000)          --      (1,075,000)

Loan Repayments from Officer                       --        --            --     435,000           --         435,000

Short-Swing Profit on Insider Trading              --        --       408,078          --           --         408,078

Net Loss                                           --        --            --          --   (8,398,760)    (8,398,760)
-----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                 19,784,520    1,978   $17,964,009  $(640,000) $(18,214,065)    $ (888,078)
========================================================================================================================


   The accompanying notes are an integral part of this financial statement.



L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001, 2000 and 1999 and for the Period From Date of Inception (February 1, 1994) Through December 31, 2001
-------------------------------------------------------------------------------

                                          Date of
                                         Inception
                                       (February 1,
                                           1994)
                                          Through
                                       December 31,
                                           2001            2001       2000        1999
---------------------------------------------------------------------------------------
Revenues

Licensing Revenue                     $  500,000        $300,000   $     --    $     --
----------------------------------------------------------------------------------------
Expenses
Interest Expense                         897,842         232,819    292,180     120,625
General and Administrative             2,994,053       1,378,791  1,260,970     355,575
Marketing and Business Development       285,671         201,808     56,008      24,166
Research and Development               2,498,950         479,881    317,270     185,143
---------------------------------------------------------------------------------------
                                       6,676,516       2,293,299 $1,926,428     685,509

Financial Accounting Expenses
  Not Requiring the Use of Cash
     During the Period:
Depreciation and Amortization            106,077         27,159      36,108      11,159
Share and Option Grants to Officers,
Directors Investors and Consultants    5,997,012      4,265,670     447,640     526,316
Conversion Premium on Convertible
Debentures                             4,704,937      1,057,844   2,395,093   1,252,000
Warrants Issued on Equity Line of
Credit                                 1,100,000      1,100,000          --          --
----------------------------------------------------------------------------------------
Total Expenses                        18,584,542     8,743,972    4,805,269   2,474,984
-----------------------------------------------------------------------------------------
Loss Before Other Income and
(Expenses)                           (18,084,542)   (8,443,972)  (4,805,269)$(2,474,984)
-----------------------------------------------------------------------------------------

Other Income and (Expenses)
Interest Income                           77,837        45,212       28,261       2,601
Loss on Investment in Affiliate         (207,360)           --           --     (85,260)
----------------------------------------------------------------------------------------

Total Other Income and (Expenses)       (129,523)       45,212        28,261    (82,659)
-----------------------------------------------------------------------------------------

 Net Loss for the Period            $(18,214,065)  $(8,398,760)  $(4,777,008)(2,557,643)
-----------------------------------------------------------------------------------------

Loss per Common Share - Basic and
Diluted                               $    (1.61)  $     (0.53)     $  (0.44)  $  (0.25)
-----------------------------------------------------------------------------------------

Weighted Average Number
  of Common Shares Outstanding                       15,817,111   10,893,116  10,392,500
-----------------------------------------------------------------------------------------



    The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                               Date of
                                              Inception
                                            (February 1,
                                                1994)
                                               Through
                                             December 31,
                                                 2001            2001         2000          1999
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Loss                                   $(18,214,065)   $ (8,398,760) $(4,777,008)  $(2,557,643)

Adjustments to Reconcile Net Loss for the
Period  to Cash Flows from Operating
   Activities:
Depreciation and Amortization                   106,077          27,159       36,108        11,159
Capital Contributions:
   Deemed Interest Expense on Loans from
      Stockholders                              581,361         113,200      107,686       107,681
Share and Option Grants - Officers,
  Directors, Investors and Consultants        5,997,012       4,265,670      447,640       526,316
Warrants Issued - Equity Line of Credit       1,100,000       1,100,000           --            --
Conversion Premium on Convertible
    Debentures                                4,705,248       1,058,155    2,395,093     1,252,000
Interest on Converted Debentures                272,871         121,449      151,422            --
Loss on Investment in Affiliate                 207,360              --           --        85,260

Changes in Assets and Liabilities:
Accounts Receivable                             (44,433)         30,567           --        39,349
Notes Receivable                                     --              --       50,000            --
Inventory - Raw Materials                       (97,750)         23,375     (121,125)           --
Prepaid Expenses                                 (5,344)         (2,705)      (2,639)        5,320
Accounts Payable and Accrued Expenses           601,999         204,515      151,135       182,683
---------------------------------------------------------------------------------------------------

Net Cash Flows from Operating Activities     (4,789,664)     (1,457,375)  (1,561,688)     (347,875)
---------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Purchases of Property and Equipment          (155,225)       (112,508)     (37,631)       (4,274)
  Purchases of Patents and Trademarks, Net     (527,336)       (169,361)    (116,932)     (166,398)
---------------------------------------------------------------------------------------------------
Net Cash Flows from Investing Activities       (682,561)       (281,869)    (154,563)     (170,672)
---------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of this financial statement.

                                                                    continued

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


STATEMENTS OF CASH FLOWS - continued
-----------------------------------------------------------------------------

                                             Date of
                                            Inception
                                          (February 1,
                                              1994)
                                             Through
                                           December 31,
                                              2001          2001         2000      1999
-----------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Cash Capital Contributions                    162,200          --          --          --
Distributions to Stockholders                (68,660)          --          --          --
Proceeds from Issuance of Common Stock        438,785          --          --      60,000
Proceeds from (Repayment of) Convertible
Debentures                                  3,549,833    (108,500)  2,406,333   1,077,000
Proceeds from Exercise of Stock Options       301,600     112,450     189,150          --
Proceeds from Sale of Shares Under
   the Equity Line of Credit Agreement        483,636     483,636          --          --
Note Payable                                       --          --          --      (5,320)
Issuance of Loan Receivable - Officer,                   (640,000)
Net                                         (640,000)                      --          --
Advances from Stockholders                  1,256,115          --          --          --
-----------------------------------------------------------------------------------------
Net Cash Flows from Financing Activities    5,483,509    (152,414)  2,595,483   1,131,680
-----------------------------------------------------------------------------------------
Net Increase (Decrease)
   in Cash and Cash Equivalents                11,284   (1,891,658)   879,232     613,133

Cash and Cash Equivalents - Beginning of
Period                                             --    1,902,942  1,023,710     410,577
-----------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period   $  11,284     $ 11,284 $1,902,942 $ 1,023,710
-----------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------
Issuance of Common Stock in
   Exchange for Property and Equipment      $  34,020      $    --    $    --    $    --
Short-Swing Profit on Insider Trading
  - Offset Against Loan Payable to
        Shareholder                        $  408,078   $  408,078    $    --    $    --
                                           $3,549,833   $1,489,750  $2,060,083   $    --
Investment in Affiliate                    $  207,360      $    --    $     --   $    --
Deferred Royalty Revenue                   $ (207,360)     $    --    $     --   $    --
-----------------------------------------------------------------------------------------

 The accompanying notes are an integral part of this financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


Note A -  Summary of Transaction

        L.A.M. Pharmaceutical, Corp. (the Company) was initially formed as L.A.M. Pharmaceutical, LLC (the LLC) on February 4, 1997. From February 1, 1994 to February 4, 1997 the Company conducted its activities under the name RDN. In September 1998, the members of L.A.M. Pharmaceuticals LLC, a Florida Limited liability company, exchanged all of their interests in the LLC for 6,000,000 shares of the Company's common stock. The stock exchange between the Company and the members of the LLC is considered a recapitalization or reverse acquisition. Under reverse acquisition accounting, the LLC was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. The accompanying financial statements include the historical accounts of the Company, the LLC and RDN since February 1, 1994. All intercompany accounts and transactions have been eliminated.

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

        Development Stage

        The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital, research and development, and product and market development. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," issued by the Financial Accounting Standards Board.

        Revenue Recognition

        Revenues are recognized when earned. On December 31, 1997 the Company entered into an exclusive world-wide license agreement (the License Agreement) with Ixora Bio-Medical Company Inc. (Ixora). Under the License Agreement, Ixora has paid the Company $500,000 for the exclusive rights of the Company's male and female sexual dysfunction product technology. In addition, the Company received 37% of Ixora and will receive a royalty equal to 9% of the net sales under the License Agreement. Such payments will be recorded when received by the Company. Ixora will also pay for all costs for the full development, registration and protection of intellectual property, including but not limited to patent costs, raw material costs, clinical development costs and compensation of all Company personnel involved in the sexual dysfunction product technology.

        Method of Accounting

        The corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

                                                                - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note B -Nature of Operations and Summary of Significant Accounting
        Policies - continued

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results can differ from those estimates.

        Concentrations of Credit Risk

        Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits. Cash is placed primarily in high quality short-term interest bearing financial instruments.

        Cash and Cash Equivalents

        Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions that periodically may exceed federally insured amounts.

        Cash Held by Brokers - Debentures

        Cash held by brokers - debentures consist of interest bearing term deposit accounts having maturity dates of three months or less.

        Inventory

        Inventory is comprised of raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market is based on the lower of replacement cost or net realizable value.

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

        Patents and Trademarks

          Patents are carried at cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 17 years from the date of issuance of the patent. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $16,236, $32,055, and
          $8,159, respectively. Accumulated amortization associated with patents and trademarks at December 31, 2001 and 2000 amounted to $51,908 and $40,125, respectively. - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note B - Nature  of  Operations  and  Summary  of  Significant  Accounting
         Policies - continued

        Impairment of Assets

        In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company assesses all long-lived assets for impairment at least annually or whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

        Share and Option Grants

        As described in Note K, the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion (APBO) No. 25 "Accounting for Stock Issued to Employees", for stock-based compensation and awards made to employees - the intrinsic value method. Pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation" has not been furnished due to the short history of the Company. Stock options granted to investors and consultants are subject to the provisions of SFAS No. 123 and are recorded at the fair value of the option at the date of grant.

                                                              - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------


Note B - Nature of Operations and Summary of Significant Accounting Policies - continued

        Financial Instruments

        The Company's financial instruments consist of cash, accounts receivable and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

        The fair value of due to stockholders and loan receivable - officer could not be obtained without incurring excessive costs as they have no readily determinable market place.

        Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

Note C - Investment in Affiliate

        Investment in Affiliate consists of a 37% interest in Ixora Biomedical Company, Inc. The investment consists of the following at December 31:


        Original Investment, January 1, 1998                        $  207,360
        Investor's Share of Loss for the Year ending
            December 31, 1998                                         (122,100)
        ----------------------------------------------------------------------

        Carrying value of Investment, December 31, 1998               $ 85,260
        Investor's Share of Loss for the Year ending
             December 31, 1999                                         (85,260)
        ----------------------------------------------------------------------

        Carrying value of Investment December 31, 1999,
            2000 and 2001                                            $     --
        -----------------------------------------------------------------------

Note D - Licensing Agreement

        The Company has an exclusive license agreement (the License Agreement) with Ixora Bio-Medical Company, Inc. (Ixora). Under the License Agreement, Ixora has paid the Company $500,000 for the exclusive rights of the Company's male and female sexual dysfunction product technology. Ixora has also agreed to pay all costs for the development, registration and protection of intellectual property, including but not limited to patent costs, raw material costs, clinical development costs and compensation of all Company personnel involved in the sexual dysfunction product technology.

(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note E - Property and Equipment

     Property and equipment are recorded at cost and consisted of the following:

        ---------------------------------------------------------------------
        December 31,                                         2001        2000
        ---------------------------------------------------------------------

        Furniture and Fixtures                            $ 122,101    $ 37,281
        Computer Equipment                                   22,095       9,351
        Leasehold Improvements                               30,692      11,296
        ----------------------------------------------------------------------
                                                          $ 174,888    $ 57,928
        Less:  Accumulated Depreciation                     (53,703)     38,327
        -----------------------------------------------------------------------

        Net Property and Equipment                        $ 121,185    $ 19,601
        -----------------------------------------------------------------------

        Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $10,923, $4,053, and $3,000, respectively.

Note F - Due to Stockholders

        The Company has a liability for cash advances and salaries and other expenses incurred in earlier years due to three of its stockholders totaling $848,037 and $1,256,115 at December 31, 2001 and 2000,
        respectively. The Company has agreements with these stockholders, which provides for payment of this obligation without interest, not to exceed 25% of the profits realized by the Company in any year. The Company has imputed interest at 8.5% and charged operations for each of the periods presented with an offsetting credit to additional paid-in capital.

Note G - Deferred Royalty Revenue

        Deferred Royalty Revenue represents amounts due to the Company from Ixora Biomedical pursuant to the worldwide license agreement. The $207,360 of Deferred Royalty Revenue approximated the value of the Company's original investment in the affiliate. The balance will be amortized to income upon commencement of Ixora's sale of the Company's products.

Note H - Loan Receivable - Director

        Between February and April 2001, Alan Drizen, the Company's President, borrowed $1,075,000 from the Company. The amounts borrowed were used by Mr. Drizen to purchase shares of the Company's common stock in an effort to stabilize the share price in the face of extensive short selling of the shares. Mr. Drizen has agreed to repay this amount to the Company, together with interest at 6% per year, in accordance with the terms of a promissory note. The note provides for a series of periodic payments with the unpaid amount of the note, together with any accrued and unpaid interest, due on March 31, 2002.

        Although Mr. Drizen agreed to secure the repayment of this note, the Company's Board of Directors, in view of the fact that proceeds from the sale of Mr. Drizen's shares of the Company's common stock would be the primary source of funds which would be used to repay the note, did not require Mr. Drizen to secure the repayment of the note. Accordingly, the note from Mr. Drizen is unsecured. As of December 31, 2001, all payments required under the terms of Mr. Drizen's promissory note have been paid and the outstanding principal balance of the note was $640,000.

                                                                 - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note H -Loan Receivable - Director - continued

        As a result of Mr. Drizen's purchases and sales of the Company's common stock between October 2000 and May 2001, the Company is entitled to a recoverable profit of $408,078 from Mr. Drizen, computed in accordance with 16(b) of the Securities Exchange Act of 1934. During 2001, this amount was applied to reduce the amount that the Company owed to Mr. Drizen with the offset being to additional paid-in capital.

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

Note I -Income Taxes

        The Company has approximately $8,300,000 of net operating loss carryforwards for federal tax purposes as of December 31, 2001, which is available to offset future taxable income and which expire in varying amounts from 2013 to 2016. The Company has fully reserved for any future tax benefits from the net operating loss carryforwards since it has not generated any revenues to date.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note J -Convertible Debentures

        The Company issued convertible debentures during 1999 and 2000 having an aggregate principal balance of $1,252,000 and $2,406,333, respectively. These debentures were unsecured obligations of the Company that matured over twelve months and bore interest at an annualized rate of 9.5% payable at maturity. The debentures were convertible into common shares of the Company at rates from $.50 to $3.00 per share (2 shares to .33 shares for each $1 of principal) at any time, at the option of the holder. The common shares issued on conversion had a restriction as to resale for a period of one year from the date that the original debenture was issued. The Company could also redeem the debentures at any time upon written notice and payment to the holder of all unpaid principal and interest. The debentures were not subject to any sinking fund requirements. Debentures in the amount of $2,060,083 were converted during 2000 into 3,319,430 shares of the Company's common stock. On August 9, 2001, the conversion terms for all debentures then outstanding were revised. The number of shares to be issued upon conversion of the notes, plus any accrued interest would be determined by dividing the amount to be converted by $0.52. Note holders who agreed to convert on these revised terms were also granted options to purchase shares of the Company's common stock equal to 10% of the number of shares resulting from conversion. The options are exercisable immediately at $0.58 per share and expire in August 2002. During 2001, $1,489,750 of the remaining debentures were converted to 853,167 shares with such debenture holders receiving an additional 3,106,502 common shares and options to purchase 424,493 shares of the Company's common stock. An additional conversion premium of $1,057,844 was recognized in 2001 related to the revision of terms.

        During 2001, debentures with a principal amount of $108,500 were repaid.

        The conversion premium on the convertible debentures at the date of issuance and the number of common share equivalents outstanding are as follows:

                            Number of                Excess of Fair
                                                       Value of
                          Common Share  Conversion  Common Stock      Conversion
                           Equivalents    Price     Over Debentures    Premium
        -----------------------------------------------------------------------

        Issued in 1999       2,504,000    $ 0.50     $ 5,749,400     $1,252,000
        -----------------------------------------------------------------------

        Issued in 2000         530,000    $ 0.50     $ 2,042,000      $ 265,000
                                42,667      3.00          95,260         95,260
                             1,149,048      1.75       2,915,023      2,034,833
        -----------------------------------------------------------------------
                             1,721,715               $ 5,052,283     $2,395,093
       ------------------------------------------------------------------------
        Converted in 2000   (3,014,000)   $ 0.50
                              (290,430)     1.75
                               (15,000)     3.00
        -----------------------------------------------
        Shares Issued       (3,319,430)
        -----------------------------------------------
        Outstanding at
        December 31, 2000      906,285
        ===============================================
                                                               - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Note J -          Convertible Debentures - continued
        ---------------------------------------------------------------------

                                      Number of
                                     Common Share  Conversion
                                     Equivalents     Price
        -----------------------------------------------------------------------
        Converted in 2001             (20,000)      $ 0.50
                                      (17,167)        3.00
                                     (816,000)        1.75
        ----------------------------------------------------------------------
        Shares Issued                (853,167)
        ----------------------------------------------------------------------
        Redeemed for Cash             (10,500)      $ 3.00
                                      (42,618)        1.75
       ------------------------------------------------------------------------
                                      (53,118)
       ------------------------------------------------------------------------
        Outstanding  at December 31,       --
        2001
        ----------------------------------------------------------------------

        The excess fair value of the common stock into which the notes can convert at the conversion date over the proceeds is recorded as conversion premium and is limited to the amount of the proceeds of the debentures. Accordingly, $2,395,093 and $1,252,000 was recorded in 2000 and 1999, respectively, as a charge to conversion premium and a credit to additional paid-in capital in the accompanying financial statements.

Note K - Share and Option Grants

        The Company has stock option plans under which employees, non-employee directors, consultants and investors may be granted options to purchase shares of the Company's common stock. Options vest immediately and have varying expiration dates.

          The Company has elected to follow APBO No. 25 and related Interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Stock options and awards made to investors and consultants are subject to the provisions of SFAS No. 123.


                                                           - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note K - Share and Option Grants - continued

        Employees

        During 1999, the Company granted stock options for 100,000 shares of common stock to employees as compensation for services rendered at exercise prices that were below the fair value of the common stock at the date of grant. In accordance with APBO 25, the Company recognized compensation expense of $48,000 as a charge against operations during 1999 for the difference between the fair value and the exercise price of the common stock at the date of grant.

        Consultants

        During 2001, 2000, and 1999, the Company granted stock options for 1,710,000, 936,000, and 358,333 shares, respectively, of common stock to consultants as compensation for services rendered. In accordance with SFAS 123, the Company recognized compensation expense during 2001, 2000, and 1999 of $100,125, $277,330, and $272,057, respectively, for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

        Directors

        During 2001 and 2000, the Company granted additional stock options for 4,275,000 and 225,000 shares, respectively, of common stock to directors as compensation for services rendered. In accordance with SFAS No. 123, the Company recognized compensation expense during 2001 and 2000 of $2,199,375 and $94,950, respectively, for the fair value of the options at the date of the grant using a Black Scholes option-pricing model.

        Investors

        During 2001, 2000 and 1999, the Company granted stock options for 5,005,000, 260,000 and 61,633 shares, respectively, of common stock to investors. In accordance with SFAS No. 123, the Company recognized compensation expense during 2001, 2000 and 1999 of $565,025, $75,360 and $100,009, respectively, for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

        The following assumptions were used:


        December 31,                              2001       2000      1999
        ----------------------------------------------------------------------
        Weighted Average Fair Value of          $ 0.26    $ 3.40     $ 2.23
        Options
        Weighted Average Exercise Price         $ 0.78    $ 3.63     $ 1.53
        Expected Market Volatility                7.0%      10.0%      10.0%
        Risk Free Interest Rate                   4.76%      4.72%     5.19%
        Expected Life (Years)                     5.0        2.5        1.8
        Expected Dividend Yield                     0%         0%         0%
        -----------------------------------------------------------------------

                                                                 - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------

Note K - Share and Option Grants - continued

        Stock option transactions for the three years ending December 31, 2001 are summarized as follows:

                                                                Weighted Average
                                                Outstanding     Exercise Price
       ------------------------------------------------------------------------
        At December 31, 1998                     740,500           $ 0.70
        Granted                                  519,966           $ 1.36
        ------------------------------------------------------------------------

        At December 31, 1999                   1,260,466           $ 0.97
        Granted                                1,421,000           $ 3.63
        Exercised                               (287,000)          $ 0.66
        ------------------------------------------------------------------------

        At December 31, 2000                   2,394,466           $ 2.84
        Granted                               11,616,993           $ 0.73
        Exercised                               (173,000)          $ 0.65
        Forfeited/Expired                       (992,966)          $ 2.26
        ------------------------------------------------------------------------
        At December 31, 2001                  12,845,493           $ 0.80
        ------------------------------------------------------------------------

        The following table summarizes information about fixed stock options outstanding at December 31, 2001:


                                                   Weighted        Weighted
            Range of                Shares          Average         Average
          Exercise Prices        Under Option   Remaining Life  Exercise Price
       ------------------------------------------------------------------------
           $ 0.58 - $ 1.00       12,051,993          4.35           $ 0.62
           $ 1.02 - $ 2.50          207,500          4.58           $ 2.45
           $ 3.13 - $ 4.00          536,000          2.29           $ 3.71
           $ 5.00 - $ 7.50           50,000          0.62           $ 6.25
        ------------------------------------------------------------------------

        All of the above outstanding options are fully vested and exercisable.

        During 2001, the Board of Directors authorized the repricing of options to purchase shares of common stock at rates ranging from $0.58 to $0.90. All repriced options maintained the same expiration terms. Approximately 1,930,000 options were repriced under this program, which accounted for approximately 15% of options outstanding as of December 31, 2001. In accordance with SFAS 123, the Company recognized compensation expense during 2001 of $323,125 for the fair value of the options at the date they were repriced using a Black Scholes option-pricing model.

                                                           - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


Note K - Share and Option Grants - continued

        During 2001, the Board of Directors authorized the extension of expiration dates of options to purchase shares of common stock. The extensions were for periods ranging from 12 months to 24 months. Approximately 452,500 options were extended under this program, which accounted for approximately 4% of options outstanding as of December 31, 2001. In accordance with SFAS 123, the Company recognized compensation expense during 2001 of $30,813 for the fair value of the options at the date their expiration date was extended using a Black Scholes option-pricing model.

        In 2001 and 1999, the Company granted awards of 1,213,900 and 25,000 shares, respectively, of common stock as compensation to outside consultants. The Company has charged operations in 2001 and 1999 for the fair value of the common stock awarded on the date of the grants in the amount of $1,047,207 and $106,250, respectively.

Note L - Equity Line of Credit Agreement
        On January 24, 2001, the Company entered into an equity line of credit agreement with Hockbury Limited in order to establish a source of finding for the development of the Company's technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.

        Under the equity line of credit agreement, Hockbury Limited has agreed to provide the Company with up to $20,000,000 of funding during the 20 month period following the date of an effective registration statement. During this 20 month period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited will be obligated to purchase the shares. The Company may request a drawdown once ever 27 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The Company has issued 439,021 shares of common stock and received $483,636 in net proceeds as of December 31, 2001 under the equity line of credit agreement.

        During the 22 trading days following a drawdown request, the Company will calculate the amount of shares it will sell to Hockbury Limited and the purchase price per share. The purchase price per share of common stock is based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 10%. The Company will receive the purchase price less a placement fee payable to GKN Securities equal to 7% of the aggregate purchase price. Hockbury Limited may then resell all or a portion of these shares. GKN Securities is the placement agent which introduced Hockbury Limited to the Company and is a registered broker-dealer.

                                                         - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note L - Equity Line of Credit Agreement - continued

        The minimum amount the Company can drawdown at any one time is $100,000. The maximum amount the Company can drawdown at any one time is the lesser of $1,000,000 or the amount equal to:

o 4.5% of the weighted average price of the Company's common stock for the 60 calendar days prior to the date of the drawdown request.
o Multiplied by the total trading volume of the Company's common stock for the 60 calendar days prior to the date of the drawdown request.

        Upon closing of the equity line of credit agreement, the Company paid to Hockbury Limited's legal counsel, Epstein Beck & Green P.C., $25,000 to cover its legal and administrative expenses.

        Grant of Warrants
        As consideration for extending the equity line of credit, the Company granted Hockbury Limited warrants to purchase 482,893 shares of common stock at a price of $4.56 per share at any time prior to January 24, 2004. As partial consideration for GKN Securities' services as placement agent in connection with this offering, the Company granted GKN Securities warrants to purchase 455,580 shares of common stock at a price of $4.83 per share at any time prior to January 24, 2006. GKN Securities subsequently assigned warrants to purchase 209,500 shares to four employees of GKN Securities.

        The fair value of these warrants using customary pricing models was approximately $1,100,000 on January 24, 2001 and is reflected in the Company's financial statements and recorded as an expense during 2001.

Note M - Common and Preferred Stock

        Common Stock

        The Company is authorized to issue 50,000,000 shares of common stock. Holders of common stock are each entitled to cast one vote for each share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding common stock can elect all directors.

        Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid until the Company is profitable.

        Holders of common stock do not have preemptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock.

                                                               - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note M - Common and Preferred Stock - continued

        Preferred Stock

        The Company is authorized to issue up to 5,000,000 shares of preferred stock. The Company's Articles of Incorporation provide that the Board of Directors has the authority to divide the preferred stock into series and, within the limitations provided by Delaware statute, to fix by resolution the voting power, designations, preferences, and relative participation, special rights, and the qualifications, limitations or restrictions of the shares of any series so established. As the Board of Directors has authority to establish the terms of, and to issue, the preferred stock without shareholder approval, the preferred stock could be issued to defend against any attempted takeover of the Company.

Note N - Lease Arrangements

        The Company leases office space and a research facility under operating leases which expire at various dates through 2004. The leases require the payment of property and business taxes, insurance and maintenance costs in addition to rental payments.

        Future minimum payments are as follows:

         2002         2003         2004       2005       2006       Total
         ----         ----         ----       ----       ----       -----

       $ 75,658    $ 76,636     $ 37,400    $   --    $    --   $ 189,694

        Rent expense under operating leases was $66,965, $18,157 and $-0- for the years ended December 31, 2001, 2000, and 1999, respectively.

Note O - Related Party Transactions

        A director and shareholder of the Company is a partner in the law firm that acts as counsel and patent attorneys to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $244,000, $180,000 and $214,000 in 2001, 2000 and 1999,
        respectively.

Note P - Subsequent Events

        Subsequent to December 31, 2001, the Company has raised additional equity finance totaling $867,900 through the exercise by certain option holders of their options. A total of 1,496,400 shares have been issued in connection with these option exercises.

        In addition, the Company has raised a further $92,000, net of related commissions and costs, by a drawdown under the equity line of credit facility with Hockbury Ltd. 143,185 new common shares were issued in connection with this drawdown.

        The cash raised was used for the Company's ongoing operating expenses, for prepayment of costs in connection with the pending launch of the company's wound healing product, and in reducing accounts payable. At March 27, 2002, the Company had total cash balances of approximately $246,000.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2002.

                                  L.A.M. PHARMACEUTICALS, CORP.


                                By:   /s/ Joseph T. Slechta
                                      ------------------------------------
                                      Joseph T. Slechta, President, Chief
                                      Operating Officer and Principal Financial
                                      and Accounting Officer


      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


 /s/ Joseph T. Slechta
---------------------------
Joseph T. Slechta                   Director            March 27, 2002


 /s/ Alan Drizen
------------------------
Alan Drizen                         Director            March 27, 2002


 /s/ Peter Rothbart
--------------------------
Peter Rothbart                      Director            March 28, 2002


 /s/ Gary M. Nath
------------------------
Gary M. Nath                        Director            March 28, 2002








LAM 10-K Dec 01 Final 3-29-02