Form 10QSB
period 2002-03-31
LAM PHARMACEUTICAL CORP
filed 2002-05-15
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 2002
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                        the Securities Exchange Act of 1934

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


                            800 Sheppard Avenue West,
                                Commercial Unit 1
                         Toronto, Ontario, Canada M3H 6B4
                         --------------------------------
                (address of principal executive offices) (Zip Code)


                                 (877) 526-7717
                           --------- ----------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]


As of May 10, 2002, the Company had 25,116,097 issued and outstanding shares of common stock.

                          L.A.M. PHARMACEUTICAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                               Lewiston, New York

                     -------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                 March 31, 2002
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Accountants' Report on Interim Financial Information       F-2

Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001     F-3

Statements of Changes in Stockholders' Equity (Deficit) for the
Three Months Ended March 31, 2002 and 2001 (Unaudited), for the
Period from Date of Inception (February 1, 1994) through
March 31, 2002 (Unaudited), and for the Year Ended March 31, 2001   F-4 to F-5

Statements of Operations for the Three Months Ended
March 31, 2002 and 2001 and for the Period from Date
of Inception (February 1, 1994) through March 31, 2002 (Unaudited)     F-6

Statements of Cash Flows for the Three Months Ended
March 31, 2002 and 2001 and for the Period from Date of Inception (February 1, 1994) through March 31, 2002 (Unaudited) F-7 to F-8

Notes to Financial Statements                                       F-9 to F-11

            INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
L.A.M. Pharmaceutical, Corp.
(A Development Stage Company)
(A Delaware Corporation)
Lewiston, New York

      We have reviewed the accompanying balance sheet of L.A.M. Pharmaceutical, Corp. as of March 31, 2002, and the related statements of changes in stockholders' equity (deficit), operations, and cash flows for the three months ended March 31, 2002 and 2001 and for the period from date of inception (February 1, 1994) through March 31, 2002. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of L.A.M. Pharmaceutical, Corp. as of December 31, 2001 (presented herein), and the related statements of changes in stockholders' equity (deficit) (presented herein), operations, and cash flows (not presented herein) for the year then ended and for the period from date of inception (February 1, 1994) through December 31, 2001; and in our report dated February 8, 2002, except for Note P, as to which the date is March 27, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 and the related statement of stockholders' equity (deficit) for the year then ended and for the period from date of inception (February 1, 1994) through December 31, 2001 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.



/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  May 6, 2002

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                    (Unaudited)
                                                     March 31,      December, 31
                                                       2002            2001
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                          $  268,250       $  11,284
Other Receivable                                      175,000          44,433
Inventory - Raw Materials                              93,500          97,750
Prepaid Expenses                                      196,537           5,344
--------------------------------------------------------------------------------

Total Current Assets                                  733,287         158,811

Property and Equipment - Net of Accumulated
 Depreciation                                         117,592         121,185

Other Assets
Patents and Trademarks - Net of Accumulated
 Amortization                                         546,552         489,322
--------------------------------------------------------------------------------

Total Assets                                      $ 1,397,431      $  769,318
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses             $   610,790      $  601,999

Other Liabilities
Due to Stockholders                                   164,037         848,037
Deferred Royalty Revenue                              207,360         207,360
--------------------------------------------------------------------------------

Total Liabilities                                     982,187       1,657,396
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $.0001 Par; 50,000,000 Shares Authorized;
               21,982,705 and 19,784,520 Shares
               Issued and Outstanding, Respectively     2,198           1,978
Additional Paid-In Capital                         20,206,409      17,964,009
Loan Receivable - Director/Officer                         --        (640,000)
Receivable on Option Exercise                        (104,000)             --
Deficit Accumulated During Development Stage      (19,689,363)    (18,214,065)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                  415,244        (888,078)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders'
 Equity (Deficit)                                 $ 1,397,431      $  769,318
--------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------



                                                                                                      Deficit
                                                                                                    Accumulated
                                                Number              Additional         Loan           During      Total
                                                of        Common       Paid-In      Receivable-     Development  Stockholders'
                                                Shares     Stock       Capital   Director/Officer     Stage      Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

Balance - February 1, 1994                           --      $ --       $    --       $   --       $    --       $   --

Capital Contribution - Services Rendered             --        --       757,386           --            --      757,386
Capital Contribution - Laboratory Equipment          --        --        24,245           --            --       24,245
Capital Contribution - Leasehold Improvements        --        --         9,775           --            --        9,775
Capital Contribution - Interest Expense              --        --       468,161           --            --      468,161
Capital Contribution in Cash                         --        --       162,200           --            --      162,200
Distribution                                         --        --       (68,660)          --            --      (68,660)
Recapitalization as L.A.M. Pharmaceutical,
Corp.                                         6,000,000       600          (600)          --            --           --
Issuance of Common Stock for Cash             4,392,500       439       438,346           --            --      438,785
Debentures Converted to Common Stock          3,319,430       332     2,211,176           --            --    2,211,508
Conversion Premium on Convertible Debentures         --        --     3,647,093           --            --    3,647,093
Stock Options and Awards Granted -
  Compensation for Services Rendered                 --        --       973,956           --            --      973,956
Stock Options Exercised                         287,000        29       189,121           --            --      189,150
Net Loss for the Period                              --        --            --           --    (9,815,305)  (9,815,305)
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                  13,998,930     1,400     8,812,199           --    (9,815,305)  (1,001,706)

Capital Contribution - Interest Expense              --        --        26,920           --            --       26,920
Debentures Converted to Common Stock            107,333        11       197,716           --            --      197,727
Common Shares Issued -
  Compensation for Services Rendered             10,000         1         9,999           --            --       10,000
Stock Options Exercised                         173,000        17       112,433           --            --      112,450
Warrants Issued to Hockbury Limited and GKN
Securities                                           --        --     1,100,000           --            --    1,100,000
Loan to Director/Officer                             --        --            --   (1,025,000)           --   (1,025,000)
Net Loss for the Period (Unaudited)                  --        --            --           --    (1,667,723)  (1,667,723)
----------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2001 (Unaudited)         14,289,263   $ 1,429  $ 10,259,267  $(1,025,000) $(11,483,028) $(2,247,332)
----------------------------------------------------------------------------------------------------------------------------------

                                                            - continued -

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued

                                                                                                      Deficit
                                                                                                    Accumulated
                                                Number              Additional         Loan           During      Total
                                                of        Common       Paid-In      Receivable-     Development  Stockholders'
                                                Shares     Stock       Capital   Director/Officer     Stage      Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2001 (Unaudited)         14,289,263   $ 1,429  $ 10,259,267  $(1,025,000) $(11,483,028) $(2,247,332)

Capital Contribution - Interest Expense              --        --        86,280           --            --       86,280
Common Shares Issued - Debenture Conversion
Premium                                       3,106,502       311     1,057,844           --            --    1,058,155
Debentures Converted to Common Stock            745,834        74     1,413,398           --            --    1,413,472
Stock Options Granted -
  Compensation for Services Rendered                 --        --     3,218,463           --            --    3,218,463
Common Shares Issued -
  Compensation for Services Rendered          1,203,900       120     1,037,087           --            --    1,037,207
Sale of Shares Under the Equity Line of
Credit Agreement                                439,021        44       483,592           --            --      483,636
Loan to Director/Officer                             --        --            --      (50,000)           --      (50,000)
Loan Repayments from Director/Officer                --        --            --      435,000            --      435,000
Short-Swing Profit on Insider Trading                --        --       408,078           --            --      408,078
Net Loss for the Period                              --        --            --           --    (6,731,037)  (6,731,037)
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                  19,784,520     1,978    17,964,009     (640,000)  (18,214,065)    (888,078)

Capital Contribution - Interest Expense              --        --        10,070           --            --       10,070
Stock Options Granted -
  Compensation for Services Rendered                 --        --       948,600           --            --      948,600
Stock Options Exercised                       2,055,000       206     1,191,744           --            --    1,191,950
Sale of Shares Under the Equity Line of
Credit Agreement                                143,185        14        91,986           --            --       92,000
Receivable on Option Exercise                        --        --      (104,000)          --            --     (104,000)
Loan Repayments from Director/Officer                --        --            --      640,000            --      640,000
Net Loss for the Period (Unaudited)                  --        --            --           --    (1,475,298)  (1,475,298)
----------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2002 (Unaudited)         21,982,705   $ 2,198  $ 20,102,409       $   --  $(19,689,363)   $ 415,244
----------------------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
                                          Period from
                                            Date of
                                           Inception         Three Months Ended
                                          (February 1,
                                             1994)               March 31,
                                                          ----------------------
                                            through
                                         March 31, 2002      2002         2001
--------------------------------------------------------------------------------

Revenues
Licensing Revenues                       $  500,000       $    --      $    --
--------------------------------------------------------------------------------

Expenses
Research and Development                  2,623,574       124,624       66,465
Marketing and Business Development          447,211       161,540       31,265
General and Administrative                3,209,808       215,755      402,334
--------------------------------------------------------------------------------
                                          6,280,593       501,919      500,064
Financial Accounting Expenses Not
Requiring the Use of Cash During
the Period:
  Depreciation and Amortization             120,222        14,145        7,043
  Interest Expense                          908,476        10,634       61,149
  Share and Option Grants to Officers,
    Directors, Investors, and
    Consultants                           6,945,612       948,600           --
  Conversion Premium on Convertible
  Debentures                              4,704,937            --           --
  Warrants Issued on Equity Line of
    Credit  1,100,000                            --     1,100,000
--------------------------------------------------------------------------------

Total Expenses                           20,059,840     1,475,298    1,668,256
--------------------------------------------------------------------------------

Loss Before Other Income and (Expenses) (19,559,840)   (1,475,298)  (1,668,256)
--------------------------------------------------------------------------------

Other Income and (Expenses)
Interest Income                              77,837            --          533
Loss on Investment in Affiliate            (207,360)           --           --
--------------------------------------------------------------------------------

Total Other Income and (Expenses)          (129,523)           --          533
--------------------------------------------------------------------------------

Net Loss for the Period                $(19,689,363)  $(1,475,298) $(1,667,723)
--------------------------------------------------------------------------------

Loss per Common Share - Basic and
Diluted                                   $   (1.68)    $   (0.07)   $   (0.12)
--------------------------------------------------------------------------------

Weighted Average Number
  of Common Shares Outstanding                         21,148,294   14,148,700
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                          Period from
                                            Date of
                                           Inception
                                          (February 1,      Three Months Ended
                                             1994)               March 31,
                                            through         -------------------
                                         March 31, 2002      2002         2001
--------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                $(19,689,363)  $(1,475,298) $(1,667,723)

Adjustments to Reconcile Net Loss for
the Period to Net Cash Flows from
Operating Activities:

  Depreciation and Amortization             120,222        14,145        7,043
  Capital Contributions:
    Deemed Interest Expense on
      Loans from Stockholders               591,431        10,070       26,920
    Share and Option Grants - Officers,
      Directors, Investors, and
      Consultants                         6,945,612       948,600       10,000
  Warrants Issued - Equity Line of
    Credit                                1,100,000            --    1,100,000
  Conversion Premium on Convertible
    Debentures                            4,705,248            --           --
  Interest on Converted Debentures          272,871            --           --
  Loss on Investment in Affiliate           207,360            --           --

Changes in Assets and Liabilities:

Inventory - Raw Materials                   (93,500)        4,250           --
Prepaid Expenses                           (196,537)     (191,193)      (3,821)
Accounts Payable and Accrued Expenses       610,790         8,791       54,962
--------------------------------------------------------------------------------
Net Cash Flows from Operating Activities (5,425,866)     (680,635)    (472,619)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:

Purchases of Property and Equipment        (156,907)       (1,682)     (61,433)
Purchases of Patents and Trademarks -
  Net                                      (593,436)      (66,100)     (25,132)
--------------------------------------------------------------------------------
Net Cash Flows from Investing Activities $ (750,343)    $ (67,782)   $ (86,565)
--------------------------------------------------------------------------------

                                                           - continued -

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------
                                          Period from
                                            Date of
                                           Inception         Three Months Ended
                                          (February 1,
                                             1994)               March 31,
                                                          ----------------------
                                            through
                                         March 31, 2002      2002         2001
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Cash Capital Contributions                $ 162,200        $   --       $   --
Distributions to Stockholders               (68,660)           --           --
Proceeds from Issuance of Common Stock      438,785            --           --
Proceeds from Convertible Debentures      3,549,833            --           --
Proceeds from Exercise of Stock Options   1,214,550       912,950      112,450
Proceeds from Sale of Shares Under the
  Equity Line of Credit Agreement           575,636        92,000           --
Loan Receivable - Director/Officer               --            --   (1,025,000)
Advances from (Repayments to)
Stockholders                                572,115           433           --
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities  6,444,459     1,005,383     (912,550)
--------------------------------------------------------------------------------

Net Increase (Decrease) in
  Cash and Cash Equivalents                 268,250       256,966   (1,471,734)

Cash and Cash Equivalents - Beginning
of Period                                        --        11,284    1,902,942
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
Period                                    $ 268,250     $ 268,250    $ 431,208
--------------------------------------------------------------------------------

Non-Cash Investing and Financing Activities
--------------------------------------------------------------------------------

Acquisition of Property and Equipment
  via Stockholder Contribution            $  34,020        $   --       $   --
Short-Swing Profit on Insider Trading -
  Offset Against Due to Stockholders      $ 408,078        $   --       $   --
Exercise of Stock Options                 $ 279,000     $ 279,000       $   --
Offsetting of Stockholders Receivable
and Payables                              $ 728,000     $ 728,000       $   --
Debentures Converted to Common Stock    $ 3,549,833        $   --    $ 197,727
Investment in Affiliate                   $ 207,360        $   --       $   --
Deferred Royalty Revenue                 $ (207,360)       $   --       $   --
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

                         See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note A -          Basis of Presentation
        The condensed financial statements of L.A.M. Pharmaceutical, Corp. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with market launch of new products, the Company's registration with the SEC, costs incurred to raise capital, acquisitions of patents and trademarks, and stock options and awards.

        Reclassifications
        Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B -          Receivable - Director/Officer
        Between February and April 2001, Alan Drizen, the Company's President, borrowed $1,075,000 from the Company. The amounts borrowed were used by Mr. Drizen to purchase shares of the Company's common stock in an effort to stabilize the share price in the face of extensive short selling of the shares. Mr. Drizen agreed to pay this amount to the Company, together with interest at 6% per year, in accordance with the terms of a promissory note. The note provided for a series of periodic payments with the unpaid amount of the note, together with any accrued and unpaid interest, due on March 31, 2002.

        As a result of Mr. Drizen's purchases and sales of the Company's common stock between October 2000 and May 2001, the Company was entitled to a recoverable profit of $408,078 from Mr. Drizen, computed in accordance with Section 16(b) of the Securities Exchange Act of 1934. During 2001, this amount was applied to reduce the amount that the Company owed to Mr. Drizen with the offset being to additional paid-in capital.

        During March 2002, Mr. Drizen and the Company agreed that the balance of $548,361 owed by the Company to Mr. Drizen at December 31, 2001, included in amounts due to stockholders, would be offset against the remaining amount due pursuant to Mr. Drizen's promissory note. In addition, two other Directors and stockholders agreed with Mr. Drizen to apply a portion of their receivables from the Company, included in amounts due to stockholders, against the amounts due by Mr. Drizen in an amount sufficient to offset the remaining balance due on Mr. Drizen's promissory note. Following these offset arrangements, Mr. Drizen's promissory note was paid in full.

                                                                 - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note B -          Receivable - Director/Officer - continued

        In February 2002, Mr. Drizen exercised options to acquire a total of 1,050,000 shares for a total option amount of $435,000. At March 31, 2002, $279,000 of the option amount remained unpaid. During April 2002, an additional $175,000 was paid by Mr. Drizen.

Note C -          Equity Line of Credit Agreement
        On January 24, 2001, the Company entered into an equity line of credit agreement with Hockbury Limited in order to establish a source of funding for the development of the Company's technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility. The Company has issued 582,206 shares of common stock and received $575,636 in net proceeds as of March 31, 2002 under the equity line of credit agreement.

        Under the equity line of credit agreement, Hockbury Limited has agreed to provide the Company with up to $20,000,000 of funding. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited will be obligated to purchase the shares. The Company may request a drawdown once every 27 trading days, although the Company is under no obligation to request any drawdowns.

        The price at which shares may be sold to Hockbury under the equity line of credit agreement is based on the daily volume weighted average price of the company's common shares during the 22 trading days following a drawdown request, less a discount of 10%. The Company receives the purchase price less a placement agent fee payable to GKN Securities equal to 7% of the aggregate purchase price. Hockbury Limited may then resell all or a portion of these shares. GKN Securities is the placement agent which introduced Hockbury Limited to the Company and is a registered broker-dealer.

        The minimum amount the Company can draw down at any one time is $100,000, and the maximum is the lesser of $1,000,000 or the amount equal to 4.5% of the weighted average price of the Company's common stock multiplied by the total trading volume of the Company's common stock for the sixty calendar days prior to the date of the drawdown request.

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

        The fair value of these warrants using customary pricing models was approximately $1,100,000 on January 24, 2001 and is reflected in the Company's financial statements and recorded as an expense during the three months ended March 31, 2001.

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note D - Subsequent Events
         On April 15, 2002, the Company obtained Section 510(k) approval from the U.S. Food and Drug Administration to market its proprietary L.A.M. IPM Wound Gel(TM). L.A.M. will commence marketing this product on June 3, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

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

Overview

To date the Company's principal business activities have comprised:

o Development of proprietary wound healing and trans-dermal drug delivery systems; and

o    Conducting related pre-clinical studies and clinical trials.

In April 2002, L.A.M. obtained Section 510(k) approval from the U.S. Food and Drug Administration to market its proprietary L.A.M. IPM Wound Gel(TM). L.A.M. will commence marketing this product on June 3, 2002.

All of L.A.M's other products are in the development stage. As a result, L.A.M. has not generated any significant revenues from the sale of pharmaceutical products.

Due to the previous lack of any significant revenues, to date L.A.M. has relied upon proceeds realized from the public and private sale of its common stock and convertible debentures to meet its funding requirements. Funds raised by L.A.M. have been expended primarily in connection with research, development, clinical studies and administrative costs. Until significant revenues commence from commercial sale of its products, commencing with L.A.M. IPM Wound Gel(TM) in the second half of 2002, L.A.M. will require to fund its operations through the sale of securities, debt financing or other arrangements. However, there can be no assurance that such financing will be available or be available on favorable terms.

Summary Financial Data

Income Statement Data:
                                  Quarter Ended         Quarter Ended
                                 March 31, 2002         March 31, 2001
                                 --------------         --------------

Sales                       $              --    $               --
Operating Expenses                   (501,919)             (500,064)
Financial Accounting Expenses
    Not Requiring Use of Cash        (973,379)           (1,168,192)
Interest Income                            --                   533
                           ------------------      ----------------
Net Loss                          $(1,475,298)          $(1,667,723)
                                  ============          ============

Balance Sheet Data:
                                 March 31, 2002         December 31, 2001
                                 --------------         -----------------

Current Assets                       $733,287              $158,811
Total Assets                        1,397,431               769,318
Current Liabilities                   610,790               601,999
Total Liabilities                     982,187             1,657,396
Working Capital (Deficiency)          122,497              (443,188)
Stockholders' Equity (Deficit)        415,244              (888,078)

Results of Operations

Three months ended March 31, 2002 compared with three months ended March 31,
2001

Research and Development Expense

      Research and development expenses for the three months ended March 31, 2002 increased 127% to $151,000 from $66,000 for the three months ended March 31, 2001. The increase includes activity to obtain regulatory approval (now received) for L.A.M. IPM Wound Gel(TM) and scale up production of this product to commercial batch quantities. Costs associated with these activities tend to fluctuate from period to period depending on the status and timing of the individual projects in process.

Marketing and Business Development Expense

      Marketing and business development expense for the three months ended March 31, 2002 increased 417% to $162,000 from $31,000 for the three months ended March 31, 2001. The increase reflects the build up of marketing management and resources and promotional activity in preparation for the market launch of L.A.M. IPM Wound Gel(TM) in June 2002.

General and Administrative Expenses

      General and administrative expenses for the three months ended March 31, 2002 decreased 53% to $190,000 from $402,000 for the three months ended March 31, 2001. The decrease is partially due to costs incurred in 2001 to arrange the equity line of credit which did not recur in 2002. In addition, there was a reduction in legal, auditing and other expenditures in connection with regulatory filings with the Securities and Exchange Commission in the first quarter of 2002. Investor relations expense also decreased due to non-recurrence of the exceptional level of activity in the previous year. This was offset by costs attributable to the new laboratory facility and offices in Lewiston and additions to the senior management team, to prepare for the market launch of the L.A.M. IPM Wound Gel(TM) in June 2002.

      The primary components of general and administrative expenses for the three months ended March 31, 2002 and 2001 were as follows:

                                         2002           2001
                                         ----           ----

Officers' salaries                  $    56,000    $   30,000
Employee salaries and benefits           51,439        16,758
Less: Salaries classified as
    Research & Development              (15,750)      (18,000)
Investor Relations                       47,903        92,533
Commissions and other costs in
    connection with financings                -        25,000
Financial banking and consulting              -       147,000
Legal and auditing (including SEC
    filings)                             47,048        74,939
Other expenses                           29,115        34,104
                                    -----------   -----------
             Total                    $ 215,755     $ 402,334
                                      =========     =========

Interest Expense

      Interest expense for the three months ended March 31, 2002 decreased 83% to $11,000 from $61,000 for three months ended March 31, 2001 following the conversion or repayment of all remaining convertible debentures during 2001.

Share and Option Grants

      L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing the company's paid in capital, totaled $949,000 during the three months ended March 31, 2002. There were no such costs in the first quarter of 2001.

The majority of these costs were attributable to options granted to a director for services performed, and to the repricing and extension of a number of existing options to compensate for the earlier fall in L.A.M.'s share price.

Warrants Issued on Equity Line of Credit

      The expense of $1,100,000 for the three months ended March 31, 2001 represents the fair value of the warrants issued to Hockbury Limited in connection with the equity line of credit and the warrants issued to GKN Securities as placement agent for the equity line.

Liquidity and Sources of Capital

Three Months Ended March 31, 2002

      L.A.M's primary source of liquidity was cash and cash equivalents as of March 31, 2002 of approximately $268,000, compared with approximately $11,000 at December 31, 2001. Working capital (deficiency) improved from approximately $(443,000) as of December 31, 2001 to $122,000 as of March 31, 2002.

      L.A.M.'s operations used approximately $680,000 in cash during the three months ended March 31, 2002. This included a $191,000 increase in prepaid expenses connected with preparation for launch of L.A.M. IPM Wound Gel(TM), partly offset by smaller reductions in other receivable and inventory and a small increase in accounts payable and accrued expenses.

     During this period L.A.M. also spent $68,000 for patents, trademarks, and equipment purchases.

      Cash required during the three months ended March 31, 2002 came principally from proceeds from the exercise of stock options amounting to $913,000 and from the sale of shares under the equity line of credit agreement amounting to $92,000.

      On January 24, 2001, the Company entered into an equity line of credit agreement, or equity drawdown facility, with Hockbury Limited in order to establish a source of funding for the development of the Company's technology. To March 31, 2002, the Company has issued a total of 582,206 shares of common stock and received $575,636 in net proceeds under the equity line of credit agreement.

      Under the equity line of credit agreement, Hockbury Limited has agreed to provide the Company with up to $20,000,000 of funding during the twenty-month period commencing April 25, 2001. During this period, the Company may draw down against the equity line of credit by selling shares of its common stock to Hockbury Limited, and Hockbury Limited is obligated to purchase the shares. The Company may request a drawdown once every 27 trading days, although the Company is under no obligation to request any drawdowns.

      The price at which shares may be sold to Hockbury under the equity line of credit agreement is based on the daily volume weighted average price of the company's common shares during the 22 trading days following a drawdown request, less a discount of 10%. The Company receives the purchase price less a placement agent fee payable to GKN Securities equal to 7% of the aggregate purchase price. Hockbury Limited may then resell all or a portion of these shares. GKN Securities is the placement agent which introduced Hockbury Limited to the Company and is a registered broker-dealer.

      The minimum amount the Company can draw down at any one time is $100,000, and the maximum is the lesser of $1,000,000 or the amount equal to 4.5% of the weighted average price of the Company's common stock multiplied by the total trading volume of the Company's common stock for the sixty calendar days prior to the date of the drawdown request.

      During March 2002, Mr. Drizen and the Company agreed that the balance of $548,361 owed by the Company to Mr. Drizen at December 31, 2001, included in amounts due to stockholders, would be offset against the remaining amount due pursuant to Mr. Drizen's promissory note. In addition, two other Directors and stockholders agreed with Mr. Drizen to apply a portion of their receivables from the Company, included in amounts due to stockholders, against the amounts due by Mr. Drizen in an amount sufficient to offset the remaining balance due on Mr. Drizen's promissory note. Following these offset arrangements, Mr. Drizen's promissory note was paid in full.

      In February 2002, Mr. Drizen exercised options to acquire a total of 1,050,000 shares for a total option amount of $435,000. At March 31, 2002, $279,000 of the option amount remained unpaid. During April 2002, an additional $175,000 was paid by Mr. Drizen.

Plan of Operation

      During the twelve months ending December 31, 2002 L.A.M. will:

o    Commence marketing L.A.M. IPM Wound Gel(TM)on June 3, 2002.

o Continue its program to develop and commercialize other products based on its wound healing technology

o Continue supporting the next phase of Ixora's program to commercialize L.A.M.'s sexual dysfunction products

o Continue to develop its motion sickness patch systems in cooperation with major multinational partners

o Continue testing L.A.M.'s skin care products with a view to licensing L.A.M. Ionic Polymer Matrix(TM) technology to third parties for use in products which will be classified as cosmetics or OTC drugs.

o Continue to seek and develop strategic relationships with companies interested in using the L.A.M. Ionic Polymer Matrix(TM) technology in conjunction with existing and future ethical, OTC and cosmetic products.

     During this twelve-month period L.A.M. anticipates hiring up to four additional technical and marketing employees.

      During this period, L.A.M. expects that it will spend between $300,000 and $400,000 on research, development, and clinical studies relating to the L.A.M. Ionic Polymer Matrix(TM) technology, and $600,000 to $800,000 on marketing and business development, in particular in respect of the market launch of L.A.M. IPM Wound Gel(TM). L.A.M. plans to use its existing financial resources as well as the proceeds from the sale of its common stock under the equity line of credit agreement with Hockbury Limited to fund its capital requirements during this period. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell other products on a commercial basis.

      Other than funding requirements in respect of the market launch of L.A.M. IPM Wound Gel(TM), for its research and development activities in respect of its L.A.M. Ionic Polymer Matrix(TM) technology and for general operating losses, L.A.M. does not have any material capital commitments.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending March 31, 2002.

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


                              Date:     May 14, 2002