Form 10QSB
period 2002-06-30
LAM PHARMACEUTICAL CORP
filed 2002-08-14
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended June 30, 2002
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                        the Securities Exchange Act of 1934

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


                                 (877) 526-7717
                            ------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]        NO [ ]


As of July 31, 2002, the Company had 26,096,635 issued and outstanding shares of common stock.

                          L.A.M. PHARMACEUTICAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                               Lewiston, New York

                     -------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  June 30, 2002
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Independent Accountants' Report on Interim Financial Information       F-2

Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001      F-3

Statements of Changes in Stockholders' Equity (Deficit)
 for the Six Months Ended June 30, 2002 and 2001 and for
 the Period from Date of Inception (February 1, 1994)
 through June 30, 2002 (Unaudited)                                 F-4 to F-6

Statements of Operations for the Three and Six Months
Ended June 30, 2002 and 2001 and for the Period from
Date of Inception (February 1, 1994) through June 30, 2002
 (Unaudited)                                                       F-7 to F-8

Statements of Cash Flows for the Six Months Ended June 30,
 2002 and 2001 and for the Period from Date of Inception
 (February 1, 1994) through June 30, 2002 (Unaudited)             F-9 to F-10

Notes to Financial Statements                                     F-11 to F-13

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
L.A.M. Pharmaceutical, Corp.
(A Development Stage Company)
(A Delaware Corporation)
Lewiston, New York

      We have reviewed the accompanying balance sheet of L.A.M. Pharmaceutical, Corp. as of June 30, 2002, the related statements of operations for the three and six months ended June 30, 2002 and 2001 and for the period from date of inception ( February 1, 1994) through June 30, 2002, and the statements of changes in stockholders' equity (deficit) and cash flows for the six months ended June 30, 2002 and 2001 and for the period from date of inception (February 1, 1994) through June 30, 2002. These financial statements are the responsibility of the Company's management.

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



/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  July 23, 2002

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS
-------------------------------------------------------------------------------

                                                     (Unaudited)
                                                      June 30,     December 31,
                                                        2002           2001
-------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                              $  154,044    $  11,284
Other Receivable                                          215,586       44,433
Inventory - Raw Materials                                 250,750       97,750
Prepaid Expenses                                          113,677        5,344
------------------------------------------------------------------------------
Total Current Assets                                      734,057      158,811

Property and Equipment - Net of Accumulated Depreciation  123,423      121,185

Other Assets
Patents and Trademarks - Net of Accumulated Amortization  599,299      489,322
-------------------------------------------------------------------------------

Total Assets                                          $ 1,456,779   $  769,318
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses                  $  669,388   $  601,999

Other Liabilities
Due to Stockholders                                       164,037      848,037
Deferred Royalty Revenue                                  207,360      207,360
------------------------------------------------------------------------------

Total Liabilities                                       1,040,785    1,657,396
-------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $.0001 Par; 50,000,000 Shares
               Authorized; 25,109,740 and 19,784,520
               Shares Issued and Outstanding,
               Respectively                                 2,511        1,978
Additional Paid-In Capital                             22,267,933   17,964,009
Loan Receivable - Director/Officer                             --     (640,000)
Receivable on Option Exercise                            (369,000)          --
Deficit Accumulated During Development Stage          (21,485,450)  (18,214,065)
-------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                      415,994     (888,078)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)  $ 1,456,779   $  769,318
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                         Additional      Loan            During          Total
                                                   Number     Common      Paid-In     Receivable -     Development    Stockholders
                                                 of Shares    Stock       Capital   Director/Officer      Stage      Equity(Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - February 1, 1994                            --       $ --        $   --         $ --          $   --        $   --

Capital Contribution - Services Rendered              --         --       757,386           --              --       757,386

Capital Contribution - Laboratory
Equipment                                             --         --        24,245           --              --        24,245

Capital Contribution - Leasehold
Improvements                                          --         --         9,775           --              --         9,775

Capital Contribution - Interest Expense               --         --       468,161           --              --       468,161

Capital Contribution in Cash                          --         --       162,200           --              --       162,200

Distribution                                          --         --       (68,660)          --              --       (68,660)

Recapitalization as L.A.M. Pharmaceutical,
Corp.                                          6,000,000        600          (600)          --              --            --

Issuance of Common Stock for Cash              4,392,500        439       438,346           --              --       438,785

Debentures Converted to Common Stock           3,319,430        332     2,211,176           --              --     2,211,508

Conversion Premium on Convertible
Debentures                                            --         --     3,647,093           --              --     3,647,093

Stock Options and Awards Granted -
Compensation for Services Rendered                    --         --       973,956           --              --       973,956

Stock Options Exercised                          287,000         29       189,121           --              --       189,150

Net Loss for the Period                               --         --            --           --      (9,815,305)   (9,815,305)
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                   13,998,930    $ 1,400   $ 8,812,199         $ --     $(9,815,305)  $(1,001,706)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                - continued -


L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                         Additional      Loan            During          Total
                                                   Number     Common      Paid-In     Receivable -     Development    Stockholders
                                                 of Shares    Stock       Capital   Director/Officer      Stage      Equity(Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                   13,998,930    $ 1,400   $ 8,812,199       $   --          $(9,815,305)   $(1,001,706)

Capital Contribution - Interest Expense               --         --        55,105           --                   --        55,105

Debentures Converted to Common Stock             127,333         13       207,714           --                   --       207,727

Stock Options Granted -
Compensation for Services Rendered                    --         --       404,700           --                   --       404,700

Common Shares Issued -
Compensation for Services Rendered               110,000         11       309,989           --                   --       310,000

Stock Options Exercised                          173,000         17       112,433           --                   --       112,450

Warrants Issued to Hockbury Limited and
GKN Securities                                        --         --     1,100,000           --                   --     1,100,000

Sale of Shares Under the Equity Line of
Credit Agreement                                 439,021         44       483,592           --                   --       483,636

Loan to Director/Officer                              --         --            --   (1,075,000)                  --    (1,075,000)

Loan Repayments from Director/Officer                 --         --            --       90,000                   --        90,000

Net Loss for the Period (Unaudited)                   --         --            --           --           (2,582,428)   (2,582,428)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2001 (Unaudited)           14,848,284    $ 1,485    $11,485,732   $ (985,000)       $(12,397,733)  $(1,895,516)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   -continued -








L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                         Additional      Loan            During          Total
                                                   Number     Common      Paid-In     Receivable -     Development    Stockholders
                                                 of Shares    Stock       Capital   Director/Officer      Stage      Equity(Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2001 (Unaudited)(Restated) 14,848,284    $ 1,485   $11,485,732     $(985,000)      $(12,397,733)  $(1,895,516)
Capital Contribution - Interest Expense               --         --        58,095            --                 --        58,095
Common Shares Issued -
  Debenture Conversion Premium                 3,106,502        311     1,057,844            --                 --     1,058,155
Debentures Converted to Common Stock             725,834         72     1,403,400            --                 --     1,403,472
Stock Options Granted -
Compensation for Services Rendered                    --         --     2,813,763            --                 --     2,813,763
Common Shares Issued -
Compensation for Services Rendered             1,103,900        110       737,097            --                 --       737,207
Loan Repayments from Director/Officer                 --         --            --       345,000                 --       345,000
Short-Swing Profit on Insider Trading                 --         --       408,078            --                 --       408,078
Net Loss for the Period (Unaudited)                   --         --            --            --         (5,816,332)   (5,816,332)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                   19,784,520      1,978    17,964,009      (640,000)       (18,214,065)     (888,078)
Capital Contribution - Interest Expense               --         --        14,548            --                 --        14,548
Stock Options Granted -
Compensation for Services Rendered                    --         --     1,269,045            --                 --     1,269,045
Common Shares Issued -
Compensation for Services Rendered             1,346,500        135       585,592            --                 --       585,727
Stock Options Exercised                        3,418,786        342     1,988,704            --                 --     1,989,046
Sale of Shares Under the Equity Line of
Credit Agreement                                 559,934         56       446,035            --                 --       446,091
Receivable on Option Exercise                         --         --      (369,000)           --                 --      (369,000)
Loan Repayments from Director/Officer                 --         --            --       640,000                 --       640,000
Net Loss for the Period (Unaudited)                   --         --            --            --         (3,271,385)   (3,271,385)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2002 (Unaudited)           25,109,740    $ 2,511   $21,898,933      $     --       $(21,485,450)   $ 415,994
----------------------------------------------------------------------------------------------------------------------------------


L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------
                                      Period from
                                        Date of
                                       Inception             Three Months Ended
                                   (February 1, 1994)              June 30,
                                                           ---------------------
                                 through June 30, 2002       2002         2001
-------------------------------------------------------------------------------
Revenues
Licensing Revenues                   $  500,000          $    --    $  300,000
-------------------------------------------------------------------------------
Expenses
Research and Development              2,817,487          193,913        62,309
Marketing and Business Development      673,617          226,406        35,556
General and Administrative            3,577,714          367,906       362,426
-------------------------------------------------------------------------------
                                      7,068,818          788,225       460,291

Financial Accounting Expenses Not
Requiring the Use of Cash During the Period:
Depreciation and Amortization           135,381           15,159        10,458
Interest Expense                        912,957            4,481        60,187
Share and Option Grants to
  Officers, Directors, Investors,
    and Consultants                   7,933,834          988,222      704,700
Conversion Premium on Convertible
   Debentures                         4,704,937               --           --
Warrants Issued on Equity Line of
Credit Agreement                      1,100,000               --           --
-------------------------------------------------------------------------------

Total Expenses                       21,855,927        1,796,087    1,235,636
-------------------------------------------------------------------------------
Loss Before Other Income
  and (Expenses)                   (21,355,927)       (1,796,087)    (935,636)
-------------------------------------------------------------------------------

Other Income and (Expenses)
Interest Income                         77,837               --        20,931
Loss on Investment in Affiliate       (207,360)              --            --
-------------------------------------------------------------------------------

Total Other Income and (Expenses)     (129,523)              --         20,931
-------------------------------------------------------------------------------

Net Loss for the Period           $(21,485,450)     $(1,796,087)    $ (914,705)
--------------------------------------------------------------------------------

Loss per Common Share - Basic and
Diluted                             $    (1.75)     $     (0.07)    $    (0.06)
-------------------------------------------------------------------------------

Weighted Average Number
  of Common Shares Outstanding                       24,404,597     14,501,078
-------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

                     See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------
                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                            2002         2001
--------------------------------------------------------------------------------
Revenues
Licensing Revenues                                       $    --   $  300,000
-------------------------------------------------------------------------------
Expenses
Research and Development                                 318,537      128,774
Marketing and Business Development                       387,946       66,821
General and Administrative                               583,661      764,760
-------------------------------------------------------------------------------
                                                       1,290,144      960,355
Financial Accounting Expenses Not
Requiring the Use of Cash During the Period:
Depreciation and Amortization                             29,304       17,501
Interest Expense                                          15,115      121,336
Share and Option Grants to
  Officers, Directors, Investors, and
  Consultants                                          1,936,822      704,700
Warrants Issued on Equity Line of
Credit Agreement                                              --    1,100,000
-------------------------------------------------------------------------------

Total Expenses                                         3,271,385    2,903,892
-------------------------------------------------------------------------------

Loss Before Other Income                              (3,271,385)  (2,603,892)
-------------------------------------------------------------------------------

Other Income
Interest Income                                               --       21,464
-------------------------------------------------------------------------------

Net Loss for the Period                              $(3,271,385) $(2,582,428)
--------------------------------------------------------------------------------

Loss per Common Share - Basic and
Diluted                                                $   (0.14)   $   (0.18)
-------------------------------------------------------------------------------
Weighted Average Number
  of Common Shares Outstanding                        22,785,440   14,325,862
------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

                     See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------
                                          Period from
                                             Date of
                                           Inception        Six Months Ended
                                      (February 1, 1994)         June 30,
                                           Through         -------------------
                                         June 30, 2002      2002          2001
--------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                 $(21,485,450)  $(3,271,385) $(2,582,428)

Adjustments to Reconcile Net Loss for
  the Period to Net Cash Flows from
  Operating Activities:
Depreciation and Amortization                135,381        29,304       17,501
Capital Contributions:
  Deemed Interest Expense on
    Loans from Stockholders                  595,909        14,548       55,105
  Share and Option Grants - Officers,
    Directors, Investors, and
    Consultants                            7,933,834     1,936,822      714,700
Warrants Issued on Equity Line of
   Credit Agreement                        1,100,000            --    1,100,000
Conversion Premium on Convertible
   Debentures                              4,705,248            --           --
Interest on Converted Debentures             272,871            --           --
Loss on Investment in Affiliate              207,360            --           --

Changes in Assets and Liabilities:
Accounts Receivable                               --            --       75,000
Inventory - Raw Materials                   (250,750)     (153,000)       6,375
Prepaid Expenses                            (113,677)     (108,333)       2,639
Accounts Payable and Accrued Expenses        669,388        67,389      225,306
--------------------------------------------------------------------------------

Net Cash Flows from Operating
Activities                                (6,229,886)   (1,484,655)    (385,802)
-------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of Property and Equipment         (168,418)      (13,193)     (85,137)
Purchases of Patents and Trademarks -
Net                                         (655,662)     (128,326)      (8,670)
--------------------------------------------------------------------------------

Net Cash Flows from Investing
Activities                                $ (824,080)   $ (141,519)   $ (93,807)
-------------------------------------------------------------------------------

                              - continued -

The accompanying notes are an integral part of this financial statement.

                     See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
------------------------------------------------------------------------------
                                          Period from
                                             Date of
                                           Inception        Six Months Ended
                                      (February 1, 1994)         June 30,
                                           Through         -------------------
                                         June 30, 2002      2002          2001
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Cash Capital Contributions                 $ 162,200        $   --       $   --
Distributions to Stockholders                (68,660)           --           --
Proceeds from Issuance of Common Stock       438,785            --           --
Proceeds from (Repayment of)
  Convertible Debentures                   3,549,833            --      (60,000)
Proceeds from Exercise of Stock Options    1,624,010     1,322,410      112,450
Proceeds from Sale of Shares Under the
  Equity Line of Credit Agreement            929,727       446,091      483,636
Loan Receivable - Director/Officer                --            --     (985,000)
Advances from (Repayments to)
Stockholders                                 572,115           433      (45,931)
--------------------------------------------------------------------------------

Net Cash Flows from Financing
Activities                                 7,208,010     1,768,934     (494,845)
-------------------------------------------------------------------------------

Net Increase (Decrease) in
  Cash and Cash Equivalents                  154,044       142,760     (974,454)

Cash and Cash Equivalents - Beginning
of Period                                         --        11,284    1,902,942
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
Period                                     $ 154,044     $ 154,044    $ 928,488
-------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------------------
Acquisition of Property and Equipment
  via Stockholder Contribution             $  34,020        $   --       $   --
Short-Swing Profit on Insider Trading -
  Offset Against Due to Stockholders       $ 408,078        $   --       $   --
Exercise of Stock Options                  $ 666,636     $ 666,636       $   --
Offsetting of Stockholders Receivable
and Payables                               $ 728,000     $ 728,000       $   --
Debentures Converted to Common Stock      $3,549,833        $   --    $ 197,727
Investment in Affiliate                    $ 207,360        $   --       $   --
Deferred Royalty Revenue                  $ (207,360)       $   --       $   --
-------------------------------------------------------------------------------
The accompanying notes are an integral part of this financial statement.

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

        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with market launch of new products, costs incurred to raise capital, acquisitions of patents and trademarks, and stock options and awards.

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

     During March 2002, Mr. Drizen and the Company agreed that the balance of $548,361 owed by the Company to Mr. Drizen at December 31, 2001, included in amounts due to stockholders, would be offset against the remaining amount due pursuant to Mr. Drizen's promissory note. In addition, two other Directors and stockholders agreed with Mr. Drizen to apply a portion of their receivables from the Company, included in amounts due to

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note B - Receivable - Director/Officer - continued

          stockholders, against the amounts due by Mr. Drizen in an amount sufficient to offset the remaining balance due on Mr. Drizen's promissory note. Following these offset arrangements, Mr. Drizen's promissory note was paid in full.

          In February 2002 and April 2002, Mr. Drizen exercised options to acquire 1,050,000 shares and 750,000 shares of the Company's common stock. The total exercise price of these options was $1,044,000. At June 30, 2002, $539,000 of the exercise price remained unpaid. During August 2002, an additional $170,000 was paid by Mr. Drizen.

Note C -   Equity Line of Credit Agreement

        On January 24, 2001, the Company entered into an equity line of credit agreement with Hockbury Limited in order to establish a source of funding for the development of the Company's technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility. The Company has issued 998,955 shares of common stock and received $929,727 in net proceeds as of June 30, 2002 under the equity line of credit agreement.

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

L.A.M. PHARMACEUTICAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note C - Equity Line of Credit Agreement - continued

          a price of $4.83 per share at anytime prior to January 24, 2006. GKN Securities subsequently assigned warrants to purchase 209,500 shares to four employees of GKN Securities.

        The fair value of these warrants using customary pricing models was approximately $1,100,000 on January 24, 2001 and is reflected in the Company's financial statements and recorded as an expense during the three months ended March 31, 2001.

Note D- Subsequent Events

        On July 22, 2002 the Company terminated the equity line of credit agreement with Hockbury Limited. As consideration for the cancellation of the agreement, the Company has re-priced the warrants held by Hockbury Limited to purchase 482,893 shares of common stock from a price of $4.56 per share to $1.35 per share. This re-pricing will have no effect on the income statement for the three months ended September 30, 2002. The option may be exercised at any time prior to January 24, 2004. The Company will begin to focus on more traditional financing, such as a straightforward equity private placement. With the anticipated August 15th launch of the patented L.A.M. IPM Wound Gel(TM) and the ensuing revenue stream, the Company is confident that additional financing will be secured to fund the expansion of the research & development and commercialization activities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS
            --------------------------------------------------------

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

In April 2002, L.A.M. obtained Section 510(k) approval from the U.S. Food and Drug Administration to market its proprietary L.A.M. IPM Wound Gel(TM). L.A.M. will commence commercial sales of this product in August 2002.

All of L.A.M's other products are in the development stage. As a result, L.A.M. has not generated any significant revenues from the sale of pharmaceutical products.

Due to the previous lack of any significant revenues, to date L.A.M. has relied upon proceeds realized from the public and private sale of its common stock and convertible debentures to meet its funding requirements. Funds raised by L.A.M. have been expended primarily in connection with research, development, clinical studies and administrative costs. Until significant revenues commence from commercial sale of its products, L.A.M. will need to fund its operations through the sale of securities, debt financing or other arrangements. However, there can be no assurance that any financing will be available or be available on favorable terms.

Results of Operations

Three months ended June 30, 2002 compared with three months ended June 30, 2001

Licensing Revenues

      During the three months ended June 30, 2001, licensing revenue of $300,000 was received from Ixora Biomedical Company Inc. ("Ixora") under the terms of their license agreement in respect of L.A.M.'s sexual dysfunctional products.

Research and Development Expense

      Research and development expenses for the three months ended June 30, 2002 increased 213% to $194,000 from $62,000 for the three months ended June 30, 2001. The increase includes the scale up in production of L.A.M. IPM Wound Gel(TM) to commercial batch quantities. Costs associated with these activities tend to fluctuate from period to period depending on the status and timing of the individual projects in process.

Marketing and Business Development Expense

     Marketing and business development expense for the three months ended June 30, 2002 increased 528% to $226,000 from $36,000 for the three months ended June 30, 2001. The increase reflects the build up of marketing management and resources and promotional activity in preparation for the market launch of L.A.M. IPM Wound Gel(TM) in August 2002.

General and Administrative Expenses

      General and administrative expenses of $368,000 for the three months ended June 30, 2002 remained consistent when compared to $362,000 for the three months ended June 30, 2001. The costs incurred in 2001 to arrange the equity line of credit did not recur in the second quarter of 2002. The reduction of these costs was offset by increases in legal, auditing and other expenditures in connection with regulatory filings with the Securities and Exchange Commission in the second quarter of 2002. Salary expense increased due to the additions to the senior management team to prepare for the market launch of the L.A.M. IPM Wound Gel(TM) in August 2002.

      The primary components of general and administrative expenses for the three months ended June 30, 2002 and 2001 were as follows:

                                            2002          2001
                                       ---------------------------

Officers' salaries                    $    10,500    $   27,112
Employee salaries and benefits             78,690        56,159
Investor Relations                        113,055       111,867
Commissions and other costs in
    connection with financings                  -        35,854
Financial banking and consulting                -        37,333
Legal and auditing (including SEC
   filings)                                87,414       53,154
Other expenses                             78,247        40,947
                                      -----------   -----------
             Total                      $ 367,906     $ 362,426
                                        =========     =========

Interest Expense

      Interest expense for the three months ended June 30, 2002 decreased 93% to $4,500 from $60,000 for three months ended June 30, 2001 following the conversion or repayment of all remaining convertible debentures during 2001.

Share and Option Grants

     L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing the Company's paid in capital, totaled $988,000 during the three months ended June 30, 2002 and $705,000 during the three months ended June 30, 2001.

The majority of theses costs were attributable to the issuance of shares and options granted to third parties for services performed.

Six months ended June 30, 2002 compared with six months ended June 30, 2001

Licensing Revenues

      During the six months ended June 30, 2001, licensing revenue of $300,000 was received from Ixora Biomedical Company Inc. ("Ixora") under the terms of their license agreement in respect of L.A.M.'s sexual dysfunctional products.

Research and Development Expense

      Research and development expenses for the six months ended June 30, 2002 increased 147% to $319,000 from $129,000 for the three months ended June 30, 2001. The increase includes the scale up in production of L.A.M. IPM Wound Gel(TM) to commercial batch quantities.

Marketing and Business Development Expense

      Marketing and business development expense for the six months ended June 30, 2002 increased 479% to $388,000 from $67,000 for the six months ended June 30, 2001. The increase reflects the build up of marketing management and resources and promotional activity in preparation for the market launch of L.A.M. IPM Wound Gel(TM) in August 2002.

General and Administrative Expenses

      General and administrative expenses for the six months ended June 30, 2002 decreased 24% to $584,000 from $765,000 for the six months ended June 30, 2001. The decrease is partially due to costs incurred in 2001 to arrange the equity line of credit which did not recur in 2002. Investor relations expense also decreased due to non-recurrence of the exceptional level of activity in the previous year. This was offset by costs attributable to the additions to the senior management team to prepare for the market launch of the L.A.M. IPM Wound Gel(TM) in August 2002.

      The primary components of general and administrative expenses for the six months ended June 30, 2002 and 2001 were as follows:

                                            2002          2001
                                       ---------------------------

Officers' salaries                    $    50,750    $   57,112
Employee salaries and benefits            130,129        54,917
Investor Relations                        160,958       204,400
Commissions and other costs in
    connection with financings                  -        60,854
Financial banking and consulting                -       184,333

Legal and auditing (including SEC
   filings)                               133,959       128,093
Other expenses                            107,865        75,051
                                       ----------   -----------
             Total                      $ 583,661     $ 764,760
                                        =========     =========

Liquidity and Sources of Capital

      L.A.M's primary source of liquidity was cash and cash equivalents as of June 30, 2002 of approximately $154,000, compared with approximately $11,000 at December 31, 2001. Working capital (deficiency) improved from approximately $(443,000) as of December 31, 2001 to $65,000 as of June 30, 2002.

      L.A.M.'s operations used approximately $1,485,000 in cash during the six months ended June 30, 2002. This included increases in inventory, prepaid expenses and accounts payable and accrued expenses.

     During this period L.A.M. also spent $142,000 for patents, trademarks, and equipment purchases.

      Cash required during the six months ended June 30, 2002 came principally from proceeds from the exercise of stock options amounting to $1,322,000 and from the sale of shares under the equity line of credit agreement amounting to $446,000.

      On January 24, 2001, the Company entered into an equity line of credit agreement, or equity drawdown facility, with Hockbury Limited in order to establish a source of funding for the development of the Company's technology. As of July 10, 2002, the Company had sold 1,053,177 shares of common stock and received $971,000 in net proceeds under the equity line of credit agreement.

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

     On July 22, 2002 the Company terminated the equity line of credit agreement with Hockbury Limited. As consideration for the cancellation of the agreement, the Company repriced the warrants held by Hockbury Limited to purchase 482,893 shares of common stock from a price of $4.56 per share to $1.35 per share. The option may be exercised at any time prior to January 24, 2004. L.A.M. will begin to focus on more traditional financing, such as a straight-forward equity private placement. With the anticipated August 15th launch of our patented

L.A.M. IPM Wound Gel(TM) and the ensuing revenue stream, we are confident that we will secure additional financing to fund the expansion of our Research & Development and commercialization activities.

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

      In February 2002 and April 2002, Mr. Drizen exercised options to acquire 1,050,000 and 750,000 shares respectively for a total option amount of $1,044,000. At June 30, 2002, $539,000 of the option amount remained unpaid. During August 2002, an additional $170,000 was paid by Mr. Drizen.

Plan of Operation

      During the twelve months ending June 30, 2003 L.A.M. will:

o Commence commercial sales of L.A.M. IPM Wound Gel(TM) in the third quarter of 2002.

o    Commence  sample   marketing  of  L.A.M.'s   extreme  dry  skin  matrix  in
     preparation of full scale commercial launch in the first quarter of 2003.

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

     During this period, L.A.M. expects that it will spend between $600,000 and $800,000 on research, development, and clinical studies relating to the L.A.M. Ionic Polymer Matrix(TM) technology, and $900,000 to $1,100,000 on marketing and business development, in particular in respect of the market launch of L.A.M.

IPM Wound Gel(TM). L.A.M. plans to use its existing financial resources as well as future revenue streams from the launch of its L.A.M. IPM Wound Gel(TM) to fund its capital requirements during this period. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell other products on a commercial basis.

     Other than funding requirements relating to the market launch of its IPM Wound Gel(TM), for its research and development activities in respect of its Ionic Polymer Matrix(TM) technology and for general operating losses, L.A.M. does not have any material capital commitments.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

      During the three months ended June 30, 2002 the Company issued 1,346,500 shares of its common stock to third parties for consulting services provided to the Company. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                           L.A.M. PHARMACEUTICAL CORP.



August 14, 2002               By:  /s/ Joseph Slechta
                                  --------------------------------------
                                 Joseph   Slechta,   President   and  Principal
                                  Financial Officer


                                  CERTIFICATION

     In connection with the Quarterly Report of L.A.M. Pharmaceutical, Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Slechta, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  August 14, 2002              /s/ Joseph Slechta
                                    ------------------------------------------
                                    Joseph Slechta
                                    Chief Financial Officer