Form 10QSB
period 2002-09-30
LAM PHARMACEUTICAL CORP
filed 2002-11-15
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2002
                                      or

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         Commission file No. 0-30641

                         L.A.M. PHARMACEUTICAL CORP.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                      52-2278236
--------------------------                       -----------------------
 (State of incorporation)                  (I.R.S. Employer Identification
                                                      Number)


                          800 Sheppard Avenue West,
                              Commercial Unit 1
                       Toronto, Ontario, Canada M3H 6B4
                       ---------------------------------
             (address of principal executive offices) (Zip Code)


                                   (877) 526-7717
                       ---------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [ ]


As of October 31, 2002, the Company had 27,189,151 issued and outstanding shares of common stock.

                         L.A.M. PHARMACEUTICAL, CORP.
                           (A DELAWARE CORPORATION)
                              Lewiston, New York

                     -------------------------------------
                               FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2002
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
 (A DELAWARE CORPORATION)
Lewiston, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Independent Accountants' Report on Interim Financial Information       F-2

Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001 F-3

Statements of Changes in Stockholders' Equity (Deficit) for the
  Nine Months Ended September 30, 2002 and 2001 (Unaudited)            F-4

Statements of Operations for the Three and Nine Months Ended
  September 30, 2002 and 2001 (Unaudited)                          F-5 to F-6

Statements of Cash Flows for the Nine Months Ended
September 30, 2002 and 2001 (Unaudited)                            F-7 to F-8

Notes to Financial Statements                                      F-9 to F-12

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
L.A.M. Pharmaceutical, Corp.
 (A Delaware Corporation)
Lewiston, New York

      We have reviewed the accompanying balance sheet of L.A.M. Pharmaceutical, Corp. as of September 30, 2002, the related statements of operations for the three and nine months ended September 30, 2002 and 2001, and the statements of changes in stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of L.A.M. Pharmaceutical, Corp. as of December 31, 2001 (presented herein), and the related statements of changes in stockholders' equity (deficit) (presented herein), operations, and cash flows (not presented herein) for the year then ended; and in our report dated February 8, 2002, except for Note P, as to which the date is March 27, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 and the related statement of stockholders' equity (deficit) for the year then ended is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.



/s/ Rotenberg & Co., LLP
Rotenberg & Co., LLP
Rochester, New York
  November 12, 2002


                      See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS
-------------------------------------------------------------------------------

                                                             (Unaudited)
                                                             September      December
                                                                30,              31,
                                                                2002         2001
--------------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                                    $  102,817    $  11,284
Accounts Receivable                                              21,054           --
Other Receivable                                                     --       44,433
Inventory                                                       432,592       97,750
Prepaid Expenses                                                 63,567        5,344
--------------------------------------------------------------------------------------

Total Current Assets                                            620,030      158,811

Property and Equipment - Net of Accumulated Depreciation        120,722      121,185

Other Assets
Patents and Trademarks - Net of Accumulated Amortization        600,884      489,322
--------------------------------------------------------------------------------------

Total Assets                                                $ 1,341,636   $  769,318
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses                        $  714,461   $  601,999

Other Liabilities
Due to Stockholders                                             164,037      848,037
Deferred Royalty Revenue                                        207,360      207,360
--------------------------------------------------------------------------------------

Total Liabilities                                             1,085,858    1,657,396
--------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $.0001 Par; 50,000,000 Shares Authorized;
                            26,814,151 and 19,515,919
Shares
                            Issued and Outstanding,
Respectively                                                      2,681        1,978
Additional Paid-In Capital                                   23,589,404   17,964,009
Loan Receivable - Director/Officer                                   --     (640,000)
Receivable on Option Exercise                                  (396,000)
Accumulated Deficit                                         (22,940,307) (18,214,065)
--------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                            255,778     (888,078)
--------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)        $ 1,341,636   $  769,318
--------------------------------------------------------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                                   Loan                            Total
                                                                  Additional    Receivable -                   Stockholders'
                                              Number      Common   Paid-In       Director/     Accumulated        Equity
                                             of Shares    Stock     Capital       Officer         Deficit        (Deficit)
-------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                13,998,930   $ 1,400   $8,812,199    $     --     $ (9,815,305)      $(1,001,706)
Capital Contribution - Interest Expense            --        --       85,747          --               --            85,747
Debentures Converted to Common Stock        2,816,563       282    1,611,228          --               --         1,611,510
Common Shares Issued -
  Compensation for Services Rendered          945,000        95      877,705          --               --           877,800
Common Shares Issued - Debenture
Conversion Premium                          1,143,105       114      777,198          --               --           777,312
Stock Options Exercised                       173,300        17      112,433          --               --           112,450
Stock Options Issued                               --        --    2,676,450          --               --         2,676,450
Warrants Issued to Hockbury Limited and
GKN Securities                                     --        --    1,100,000          --               --         1,100,000
Sale of Shares Under the Equity Line of
Credit Agreement                              439,021        44      483,592          --               --           483,636
Loan To Director/Officer                           --        --           --  (1,075,000)              --        (1,075,000)
Loan Repayments from Director/Officer              --        --           --     320,000               --           320,000
Net Loss for the Period (Unaudited)                --        --           --          --       (6,817,732)       (6,817,732)
--------------------------------------------------------------------------------------------------------------------------------


Balance - September 30, 2001 (Unaudited)   19,515,919    $1,952  $ 16,536,552  $ (755,000)   $(16,633,037)      $  (849,533)
----------------------------------------------------------------------------------------------------------------------------------


Balance - December 31, 2001                19,784,520    $1,978  $ 17,964,009   $(640,000)  $(18,214,065)       $ (888,078)
Capital Contribution - Interest Expense            --        --        16,906          --             --             16,906
Stock Options Granted -
Compensation for Services Rendered                 --        --     1,349,437          --             --          1,349,437
Common Shares Issued -
Compensation for Services Rendered          1,496,500       150       913,102          --             --            913,252
Stock Options Exercised                     4,918,975       492     2,858,647          --             --          2,859,139
Sale of Shares Under the Equity Line of
Credit Agreement                              614,156        61       487,303          --             --            487,364
Receivable on Option Exercise                      --        --      (396,000)         --             --           (396,000)
Loan Repayments from Director/Officer              --        --            --     640,000             --            640,000
Net Loss for the Period (Unaudited)                --        --            --          --     (4,726,242)        (4,726,242)
----------------------------------------------------------------------------------------------------------------------------------


Balance - September 30, 2002 (Unaudited)   26,814,151   $ 2,681  $ 23,193,404    $     --   $ (22,940,307)         $ 255,778
---------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement.

                     See Accountants' Review Report

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------

                                             Three Months Ended
                                               September 30,
                                          --------------------------
                                               2002         2001
--------------------------------------------------------------------
Revenues
Net Sales                                   $  22,165           --
--------------------------------------------------------------------
                                               22,165            --

Expenses
Cost of Sales                                   5,172           --
Research and Development                      114,146      193,470
Marketing and Business Development            360,611       55,662
General and Administrative                    570,902      294,329
--------------------------------------------------------------------
                                            1,050,831      543,461
Financial Accounting Expenses Not
Requiring
  the Use of Cash During the Period:
Depreciation and Amortization                  15,916       10,831
Interest Expense                                2,358       82,265
Share and Option Grants to
  Officers, Directors, Investors, and
Consultants                                   407,917    2,839,550
Conversion Premium on Convertible
Debentures                                         --      777,312
--------------------------------------------------------------------

Total Expenses                              1,477,022    4,253,419
--------------------------------------------------------------------

Loss Before Other Income and (Expenses)    (1,454,857)  (4,253,419)
--------------------------------------------------------------------

Other Income and (Expenses)
Interest Income                                    --       18,115
--------------------------------------------------------------------

Total Other Income and (Expenses)                  --       18,115
--------------------------------------------------------------------


Net Loss for the Period                  $ (1,454,857)  $(4,235,304)
====================================================================

Loss per Common Share - Basic and
Diluted                                     $   (0.06)   $   (0.28)
====================================================================

Weighted Average Number
  of Common Shares Outstanding             26,133,394   15,366,725
====================================================================

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                             Nine Months Ended
                                               September 30,
                                          --------------------------
                                               2002         2001
--------------------------------------------------------------------
Revenues
Licensing Revenues                             $   --    $ 300,000
Net Sales                                      22,165           --
--------------------------------------------------------------------
                                               22,165      300,000
Expenses
Cost of Sales                                   5,172           --
Research and Development                      432,683      322,244
Marketing and Business Development            748,557      122,483
General and Administrative                  1,154,563    1,059,089
--------------------------------------------------------------------
                                            2,340,975    1,503,816
Financial Accounting Expenses Not
Requiring
  the Use of Cash During the Period:
Depreciation and Amortization                  45,220       28,332
Interest Expense                               17,473      203,601
Share and Option Grants to
  Officers, Directors, Investors, and
Consultants                                 2,344,739    3,544,250
Conversion Premium on Convertible
Debentures                                         --      777,312
Warrants Issued on Equity Line of
Credit Agreement                                   --    1,100,000
--------------------------------------------------------------------

Total Expenses                              4,748,407    7,157,311
--------------------------------------------------------------------

Loss Before Other Income and (Expenses)    (4,726,242)  (6,857,311)
--------------------------------------------------------------------

Other Income and (Expenses)
Interest Incomes                                   --        39,579
--------------------------------------------------------------------

Total Other Incomer and (Expenses)                 --        39,579
--------------------------------------------------------------------

Net Loss for the Period                   $(4,726,242) $(6,817,732)
====================================================================

Loss per Common Share - Basic and
Diluted                                     $   (0.20)   $   (0.47)
====================================================================

Weighted Average Number
  of Common Shares Outstanding             23,913,887   14,673,967
====================================================================

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------

                                            Nine Months Ended
                                              September 30,
                                        ---------------------------
                                             2002          2001
-------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                 $(4,726,242)  $(6,817,732)

Adjustments to Reconcile Net Loss for
the Period
  to Net Cash Flows from Operating
Activities:
Depreciation and Amortization                45,220        28,332
Capital Contributions:
  Deemed Interest Expense on
    Loans from Stockholders                  16,906        85,747
  Share and Option Grants - Officers,
    Directors, Investors, and
Consultants                               2,107,682     3,554,250
Warrants Issued - Equity Line of Credit          --     1,100,000
Conversion Premium on Convertible
Debentures                                       --       777,312

Changes in Assets and Liabilities:
Accounts Receivable                        (21,054)      (19,470)
Inventory - Raw Materials                  (334,842)       10,375
Prepaid Expenses                            (58,223)        2,639
Accounts Payable and Accrued Expenses       396,662       139,505
-------------------------------------------------------------------

Net Cash Flows from Operating
Activities                               (2,573,891)   (1,139,042)
-------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of Property and Equipment         (16,405)      (85,520)
Purchases of Patents and Trademarks -
Net                                        (139,914)      (86,330)
-------------------------------------------------------------------

Net Cash Flows from Investing
Activities                               $ (156,319)   $ (171,850)
-------------------------------------------------------------------

                                                           - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED) -
(continued)
---------------------------------------------------------------------------

                                                    Nine Months Ended
                                                      September 30,
                                                 --------------------------
                                                      2002         2001
---------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from Convertible Debentures              $       --   $ (168,500)
Proceeds from Exercise of Stock Options            1,357,303      112,450
Proceeds from Sale of Shares Under the
  Equity Line of Credit Agreement                    487,364      483,636
Loan Receivable - Director/Officer                   976,643     (755,000)
Advances from Stockholders                               433        54,069
---------------------------------------------------------------------------

Net Cash Flows from Financing Activities           2,821,743     (273,345)
---------------------------------------------------------------------------

Net Increase (Decrease) in
  Cash and Cash Equivalents                           91,533   (1,584,237)

Cash and Cash Equivalents - Beginning of Period       11,284    1,902,942
---------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period          $ 102,817    $ 318,705
---------------------------------------------------------------------------

Non-Cash Investing and Financing Activities
---------------------------------------------------------------------------

Exercise of Stock Options                          $ 857,450   $       --
Offsetting of Stockholders Receivable and
Payables                                           $ 728,000   $       --
Debentures Converted to Common Stock               $      --   $1,602,237
===========================================================================

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

Note B -   Accounting Policies

          In August 2002, the Company commenced sales of its L.A.M. IPM Wound Gel(TM) and as a result has revised its presentation of the financial statements from a development stage company to that of an operating company.

        Revenue Recognition
        The Company recognizes revenue when it is realized or realizable and earned. The company considers revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The company reduces revenue for estimated customer returns.

Note C - Receivable - Director/Officer

     Between February and April 2001, Alan Drizen, the Company's President, borrowed $1,075,000 from the Company. The amounts borrowed were used by Mr. Drizen to purchase shares of the Company's common stock in an effort to stabilize the share price in the face of extensive short selling of the shares. Mr. Drizen agreed to pay this amount to the Company, together with interest at 6% per year, in accordance with the terms of a promissory note. The note provided for a series of periodic

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note C -  Receivable - Director/Officer (continued)

        payments with the unpaid amount of the note, together with any accrued and unpaid interest, due on March 31, 2002.

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

        During the nine months ended September 30, 2002, Mr. Drizen exercised options to acquire 2,650,000 shares of the Company's common stock. The total exercise price of these options was $1,537,000. At September 30, 2002, $627,000 of the exercise price remained unpaid. Pursuant to the terms of a pending agreement with Mr. Drizen, the Company will forgive $289,000 of the $627,000 owed by Mr. Drizen. Accordingly, as of September 30, 2002 $289,000 of this receivable was charged to expense, leaving a balance of $338,000 due from Mr. Drizen.

Note D - Equity Line of Credit Agreement

        On January 24, 2001, the Company entered into an equity line of credit agreement with Hockbury Limited in order to establish a source of funding for the development of the Company's technology. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility. The Company has issued 1,053,177 shares of common stock and received $971,000 in net proceeds as of September 30, 2002 under the equity line of credit agreement.

        On July 22, 2002 the Company terminated the equity line of credit agreement with Hockbury Limited. As consideration for the cancellation of the agreement, the Company has re-priced the warrants held by Hockbury Limited to purchase 482,893 shares of common stock from a price of $4.56 per share to $1.35 per share. This re-pricing had no effect on the income statement for the three months ended September 30, 2002. The warrants may be exercised at any time prior to January 24, 2004.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note E- Subsequent Events


      On November 1, 2002, L.A.M. sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors for $500,000. The notes do not bear interest, are unsecured and are payable on November 1, 2005.

      At the  holder's  option  the  notes  are  convertible  into  shares  of
      L.A.M.'s  common  stock  equal in number  to the  amount  determined  by dividing each $1,000 of note principal to be converted by the Conversion Price. The initial Conversion Price is $0.29.

      If  L.A.M.   sells  any  additional  shares  of  common  stock,  or  any securities convertible into common stock at a price below the then applicable Conversion Price, the Conversion Price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

      L.A.M. has agreed to file a registration statement with the Securities and Exchange Commission in order that the shares of common stock issuable upon the conversion of the notes or the exercise of the warrants may be resold in the public market.

      Until 180 days after the effective date of the registration statement which L.A.M. has agreed to file the note holders will have a first right of refusal to participate in any subsequent financings involving L.A.M.

      Upon the occurrence of any of the following events L.A.M. is required to redeem the notes at a price equal to 120% of the then outstanding principal balance of the notes:

- the suspension from listing or the failure of L.A.M.'s common stock to be listed on the OTC Bulletin Board for a period of five consecutive trading days; or

- the registration statement which L.A.M. has agreed to file is not effective by March 31, 2003

- the effectiveness of the registration statement lapses for any reason or the registration statement is unavailable to the note holders and the lapse or unavailability continues for a period of 15 consecutive trading days, or 25 non-consecutive trading days during any 12 month period, provided the cause of the lapse or unavailability is not due to factors primarily within the control of the note holders.

- any representation or warranty made by L.A.M. to the note holders proves to be materially inaccurate or L.A.M. fails to perform any material covenant or condition in its agreement with the note holders.

- a purchase, tender or exchange offer accepted by the holders of more than 33% of L.A.M.'s outstanding shares of common stock.

- L.A.M. files for protection from its creditors under the federal Bankruptcy code.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note E- Subsequent Events (continued)

      The Series A warrants allow the holders to purchase 426,136 shares of L.A.M.'s common stock at a price of $0.35 per share at any time prior to November 1, 2007.

      If  L.A.M.   sells  any  additional  shares  of  common  stock,  or  any securities convertible into common stock at a price below the then applicable warrant exercise price, the exercise price of the Series A warrants will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

      The Series B warrants allow the holders to purchase 937,500 shares of L.A.M.'s common stock at a price of $0.80 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of L.A.M.'s common stock has exceeded $1.20, L.A.M. has the right, upon 15 days advance written notice to the holders of the Series B warrants, to force the holders to exercise the unexercised portion of the Series B warrants.

      The Series C warrants allow the holders to purchase 625,000 shares of L.A.M.'s common stock at a price of $1.20 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of L.A.M.'s common stock has exceeded $2.00, L.A.M. has the right, upon 15 days advance written notice to the holders of the Series C warrants, to force the holders to exercise the unexercised portion of the Series C warrants.

      The Series D warrants allow the holders to purchase 468,750 shares of L.A.M.'s common stock at a price of $1.60 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of L.A.M.'s common stock has exceeded $2.50, L.A.M. has the right, upon 15 days advance written notice to the holders of the Series D warrants, to force the holders to exercise the unexercised portion of the Series D warrants.

      L.A.M.'s right to force the warrant holders to exercise the Series, B, C and D warrants is subject to a number of conditions, including the following:

      -     there is in effect a  registration  statement  which  the  holders
      may  use  to  sell  the  shares   issuable  upon  the  exercise  of  the
      warrants.

      -     L.A.M.'s   common   stock  is  listed  for  trading  on  the  OTC
      Bulletin Board

      The exercise price of the Series B, C and D warrants is not subject to adjustment except in the case of stock splits, consolidations and similar transactions.

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

In August 2002, L.A.M.  commenced  commercial sales of L.A.M. IPM Wound Gel(TM),
which   received   Section   510(k)   approval  from  the  U.S.  Food  and  Drug
Administration in April 2002.

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

On November 4, 2002, Alan Drizen resigned from his position as Chief Executive Officer of L.A.M. Mr. Drizen plans to devote his future efforts to independent research in the medical/pharmaceutical community. L.A.M.'s Board of Directors appointed Joseph T. Slechta, who joined the Company in November 2000 and presently serves as President and Chief Operating Officer, as L.A.M.'s Chief Executive Officer.

Results of Operations

Three months ended September 30, 2002 compared with three months ended September 30, 2001

Net Sales

      In August 2002, the Company commenced commercial sales of its L.A.M. IPM Wound Gel(TM).


Research and Development Expense

      Research and development expenses for the three months ended September 30, 2002 decreased 41% to $114,000 from $193,000 for the three months ended September 30, 2001. In the third quarter of 2001 the Company incurred costs for clinical trials which did not reoccur in the third quarter of 2002. Costs associated with these activities tend to fluctuate from period to period depending on the status and timing of the individual projects in process.

Marketing and Business Development Expense

     Marketing and business development expense for the three months ended September 30, 2002 increased 545% to $361,000 from $56,000 for the three months ended September 30, 2001. The increase partially reflects the build up of marketing management and resources and promotional activity for the commercial sale of L.A.M. IPM Wound Gel(TM). Expenses have also increased due to the Company's efforts to introduce L.A.M. IPM Wound Gel(TM) to markets outside of the U.S.

General and Administrative Expenses

      As of September 30, 2002 Alan Drizen, who resigned from his position of Chief Executive Officer on November 4, 2002, owed L.A.M. $627,000, representing the unpaid portion of the exercise price of options exercised by Mr. Drizen. Pursuant to the terms of a pending agreement with Mr. Drizen,
L.A.M. will forgive $289,000 of the $627,000 owed by Mr. Drizen. Accordingly, as of September 30, 2002 $289,000 of this receivable was charged to expense, leaving a balance of $338,000 due from Mr. Drizen.

      General  and   administrative   expenses  for  the  three  months  ended
September 30, 2002 increased 94% to $571,000 from $294,000 for the three months ended September 30, 2001 financial statements primarily as a result of the $289,000 charged to expense.

      The primary components of general and administrative expenses for the three months ended September 30, 2002 and 2001 were as follows:

                                                2002          2001

Officers' salaries                        $    10,500    $   65,500
Employee salaries and benefits                 31,947        34,665
Investor Relations                             49,143        99,208
Commissions and other costs in
    connection with financings                      -        16,697
Financial banking and consulting               50,860        10,000
Legal and auditing (including SEC filings)     61,665        10,518
Insurance                                      49,896         8,720
Write-off of receivable                       289,000             -
Other expenses                                 27,891        49,021
                                            ---------     ---------
             Total                          $ 570,902     $ 294,329
                                            =========     =========

Interest Expense

      Interest expense for the three months ended September 30, 2002 decreased 97% to $2,000 from $82,000 for three months ended September 30, 2001 following the conversion or repayment of all remaining convertible debentures during 2001.

Share and Option Grants

      L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing the Company's paid-in capital, totaled $408,000 during the three months ended September 30, 2002 and $2,800,000 during the three months ended September 30, 2001.

      The majority of theses costs were attributable to the issuance of shares and options granted to third parties for services performed.

Nine months ended September 30, 2002 compared with nine months ended September 30, 2001

Licensing Revenues

      During the nine months ended September 30, 2001, licensing revenue of $300,000 was received from Ixora Biomedical Company Inc. ("Ixora") under the terms of their license agreement in respect of L.A.M.'s sexual dysfunctional products.

Research and Development Expense

      Research and development expenses for the nine months ended September 30, 2002 increased 34% to $433,000 from $322,000 for the nine months ended September 30, 2001. The increase includes the scale up in production of L.A.M. IPM Wound Gel(TM) to commercial batch quantities.

Marketing and Business Development Expense

     Marketing and business development expense for the nine months ended September 30, 2002 increased 514% to $749,000 from $122,000 for the nine months ended September 30, 2001. The increase reflects the build up of marketing management and resources and promotional activity in preparation for the commercial sales of L.A.M. IPM Wound Gel(TM) and the introduction of the product to markets outside of the U.S.

General and Administrative Expenses

      General and administrative expenses for the nine months ended September 30, 2002 increased 9% to $1,155,000 from $1,059,000 for the nine months ended September 30, 2001. The increase is attributable to increases in legal and audit expense in connection with regulatory filings with the Securities and Exchange Commission; insurance expense and the write off of the option receivable as described in Note C to the financial statements. The increase was offset by the decrease in investor relations due to the non-recurrence of the exceptional level of activity in the previous year and the decrease in costs incurred in 2001 to arrange the equity line of credit which did not recur in 2002.

      The primary components of general and administrative expenses for the nine months ended September 30, 2002 and 2001 were as follows:

                                               2002         2001

Officers' salaries                      $    61,250    $   86,612
Employee salaries and benefits               93,596       125,582
Investor Relations                          210,101       323,050
Commissions and other costs in
    connection with financings                    -        77,551
Financial banking and consulting            119,340       194,333
Legal and auditing (including SEC
   filings)                                 195,624       138,611
Insurance                                    87,823        30,025
Write-off of  receivable                    289,000             -
Other expenses                               97,829        83,325
                                         ----------    ----------
             Total                      $ 1,154,563    $1,059,089
                                        ===========    ==========

Liquidity and Sources of Capital

      L.A.M's primary source of liquidity was cash and cash equivalents as of September 30, 2002 of approximately $103,000, compared with approximately $11,000 at December 31, 2001. Working capital (deficiency) improved from approximately $(443,000) as of December 31, 2001 to $(94,000) as of September 30, 2002.

      L.A.M.'s operations used approximately $2,574,000 in cash during the nine months ended September 30, 2002.

      During this period L.A.M. also spent $156,000 for patents, trademarks, and equipment purchases.

      Cash required during the nine months ended September 30, 2002 came principally from proceeds from the exercise of stock options ($1,357,000) and from the sale of shares under the equity line of credit agreement ($487,000).

     On January 24, 2001, the Company entered into an equity line of credit agreement, or equity drawdown facility, with Hockbury Limited in order to establish a source of funding for the development of the Company's technology. As of July 10, 2002, the Company had sold 1,053,177 shares of common stock and received $971,000 in net proceeds under the equity line of credit agreement.

      On July 22, 2002 the Company terminated the equity line of credit agreement with Hockbury Limited. As consideration for the cancellation of the agreement, the Company repriced the warrants held by Hockbury Limited to purchase 482,893 shares of common stock from a price of $4.56 per share to $1.35 per share. This re-pricing had no effect on the income statement for the three months ended September 30, 2002. The warrants may be exercised at any time prior to January 24, 2004.

      See Note C to the financial statements included as part of this report for information concerning the settlement of receivables owed to L.A.M. by a former officer of the Company.

      On November 1, 2002, L.A.M. sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors for $500,000. See Note E to the financial statements included as part of this report for information concerning this transaction.


Plan of Operation

      During the twelve months ending September 30, 2003 L.A.M. will:

o Continue to build market awareness for its product and to generate US sales of its L.A.M. IPM Wound Gel(TM).

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

                                   PART II
                              OTHER INFORMATION

Item 2.  Changes in Securities

      During the three months ended September 30, 2002, the Company issued 675,000 shares of its common stock to three persons for services rendered. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares. All of these shares were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The purchasers acquired the shares for their own accounts. The certificates evidencing the shares bear legends stating that they may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. No underwriters were involved with the sale of the shares of common stock and no commission or other forms of remuneration were paid to any person in connection with the sale of these shares. All of these shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item 4.  Controls and Procedures

      Joseph Slechta, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made know to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Slechta there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending September 30, 2002.

                                  SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                              L.A.M. PHARMACEUTICAL CORP.



November 14, 2002             By: /s/ Joseph Slechta
                                  ----------------------------------------
                                  Joseph   Slechta,   Chief  Executive  and
                                      Financial Officer


                                CERTIFICATION

      In connection with the Quarterly Report of L.A.M. Pharmaceutical, Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Slechta, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  November 14, 2002             /s/ Joseph Slechta
                                    --------------------------------------
                                    Joseph Slechta
                                    Chief Executive and Financial Officer

                        CERTIFICATION PURSUANT TO THE
                              SARBANES-OXLEY ACT

I, Joseph Slechta, the Chief Executive and Financial Officer of L.A.M. Pharmaceutical Corp., certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  L.A.M.
Pharmaceutical Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)       evaluated  the   effectiveness  of  the  registrant's   disclosure
      controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.   I  have  disclosed,   based  on  my  most  recent   evaluation,   to  the
registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002          /s/ Joseph Slechta
                                  --------------------------------------
                                  Joseph Slechta
                                  Chief Executive and Financial Officer