Form 10KSB
period 2002-12-31
LAM PHARMACEUTICAL CORP
filed 2003-04-01
CIK 1071272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
                                       OR
      ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                   800 Sheppard Avenue West, Commercial Unit 1,
                        Toronto, Ontario, Canada M3H 6B4
                    (Address of principal executive offices)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Company (25,160,280 shares) based upon the closing price of the Company's common stock on March 28, 2003 was approximately $6,038,000.

As of March 28, 2003 the Company had 29,583,146 issued and outstanding shares of common stock.

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

      L.A.M. is the owner of a proprietary wound healing and transdermal drug delivery technology that involves the use of an original L.A.M. Ionic Polymer Matrix(TM) technology (L.A.M. IPM(TM)) for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents.

      L.A.M.'s corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using the patented L.A.M. Ionic Polymer Matrix(TM) technology. L.A.M. intends to seek out corporate alliances and co-marketing partnerships where other drugs and topical products can be enhanced by L.A.M. IPM(TM) technology.

      On April 15, 2002, L.A.M. obtained approval from the U.S. Food and Drug Administration ("FDA") of its Section 510(k) pre-market notification of intent (number K020325) to market its proprietary L.A.M. IPM Wound Gel(TM). Commercial sales of this product began in August 2002.

      All of L.A.M.'s other products are in various stages of development and testing, and L.A.M. has not obtained FDA approval for any of these other products. As a result, to date L.A.M. has not generated any significant revenues from the sale of pharmaceutical products, and expects to incur losses until significant revenues are earned from the sale of L.A.M. IPM Wound Gel(TM) or other products.

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

      In 1994, L.A.M.'s scientists discovered that certain molecules called polymers possessed strong electrical charges which, when combined with other polymers of a specific electrical charge, are able to effectively penetrate the outer layers of the skin. In addition, these molecules are able to attach or surround other molecules such as therapeutic drug molecules and carry them within a matrix through the outer layers of the skin into the deeper structures below. L.A.M.'s scientists recognized that these discoveries would be of great significance in regard to the delivery of therapeutic agents. This phenomenon, which is the basis for the L.A.M. Ionic Polymer Matrix(TM) delivery system, is covered by fourteen U.S. patents which are owned by L.A.M.

      The L.A.M. IPM(TM) technology combines in a matrix, in a novel manner, those drugs that are well established and generally regarded by the public, the regulatory authorities and pharmaceutical industry as safe. When combined with an active drug ingredient, the L.A.M. Ionic Polymer Matrix(TM) technology allows the delivery of greater amounts of drug to the target area than is otherwise possible. The L.A.M. Ionic Polymer Matrix(TM) technology therefore offers potential benefits by providing faster and more prolonged therapeutic activity, less intrusive and less painful methods of delivery and a faster onset of therapeutic activity.

      L.A.M.'s products are regulated in the United States by the FDA. L.A.M.'s first product, L.A.M. IPM Wound Gel(TM) falls into the hydrogel and burn dressing group as defined by the FDA, and is therefore considered a Class I device (pursuant to FDA ruling of November 4, 1999). Class I devices are subject to "general controls". This is the lowest level of FDA control that focuses on basic factors such as quality regulation.

       L.A.M. is of the opinion that other products which it is developing will be classified as cosmetics, OTC drugs, or new drugs. Products classified as cosmetics or OTC drugs may be marketed without FDA approval. New drugs that are not cosmetics and that are not considered an OTC drug must be approved by the FDA prior to marketing in the United States. Before human testing can begin with respect to a new drug in the United States preclinical studies are conducted in laboratory animals to evaluate the potential efficacy and the safety of a product. Human clinical studies generally involve a three-phase process. The initial clinical evaluation, Phase I, consists of administering the product and testing for safe and tolerable dosage levels. Phase II trials continue the evaluation of safety and determine the appropriate dosage for the product, identify possible side effects and risks in a larger group of subjects, and provide preliminary indications of efficacy. Phase III trials consist of testing for actual clinical efficacy within an expanded group of patients at geographically dispersed test sites.

      L.A.M. believes that its L.A.M. IPM(TM) technology, when used with prescription drugs, will be regulated as an unapproved new drug and will require approval by the FDA. Conversely, L.A.M.'s IPM technology, when used with a cosmetic or an OTC drug, could be marketed without FDA approval.

      Production scale up and manufacture of L.A.M.'s IPM Wound Gel(TM) has been contracted to an independent FDA approved manufacturer. Sales of L.A.M. IPM Wound Gel(TM) began in August 2002.

      L.A.M. has developed a comprehensive marketing strategy for L.A.M. IPM Wound Gel(TM) that covers direct sales to wound healing centers and other specialized medical practices, Internet sales, sales through contract sales organizations and licensing.

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

      If the results of the clinical trials involving these formulations are promising, L.A.M. may then be in a position to negotiate licenses which would generate sufficient revenue so as to allow L.A.M. to exploit the L.A.M. IPM(TM) technology using a variety of other drugs. It should be emphasized that a number of risks may be associated with this approach. While preliminary results have been promising, there is no certainty that the efficacy of the IPM/drug formulations currently being tested will be borne out in subsequent clinical trials. In addition, more clinical studies may be requested by a potential licensee before it is willing to enter into an agreement.

      L.A.M.'s objective is to raise sufficient capital to enable it to sustain ongoing research, marketing and administrative overhead as well as to enable it to undertake the work necessary to obtain FDA approval for its products, if required, and to license the products to third parties.

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

      L.A.M. plans to market its products in any country where a suitable market exists and which has approved L.A.M.'s products for sale. L.A.M. currently serves the healthcare market in the USA.

      At the present time L.A.M. is focusing its efforts on the following projects:

WOUND HEALING

      In mid-April 2002, L.A.M.'s 510(k) Pre-Marketing Notification submission (K020325) to the FDA for L.A.M. IPM Wound Gel(TM) was approved. This approval gives L.A.M. the ability to market L.A.M. IPM Wound Gel(TM) as a Class I OTC device, while also acting as a platform to enable L.A.M. to market the product internationally.

      L.A.M. IPM Wound Gel(TM) is designed to deliver high concentrations of sodium Hyaluronate to an ulcer bed, providing an optimal environment for wound healing. L.A.M. IPM Wound Gel(TM) takes full advantage of the proprietary L.A.M. Ionic Polymer Matrix(TM) technology to saturate an ulcer bed with the L.A.M. IPM(TM) active ingredient, hyaluronic acid, a highly purified derivative of sodium Hyaluronate, derived from avian sources.

      QST Consultations Ltd., an independent consulting firm based in Allendale, Michigan, reported very positive results of L.A.M.'s clinical trials in the treatment of hard to heal skin ulcers. By the end of the study, 47 of the 53 ulcers (89%) reported in the study, had healed within 25 weeks of applying L.A.M. IPM Wound Gel(TM). The mean time to healing was 12 weeks and the median time was 8.2 weeks.

     Because of poor circulation, diabetics are prone to the development of severe and hard to treat ulcers in the extremities, particularly in the area of the lower legs. Based on review of the data, L.A.M. has contracted DPT Laboratories in San Antonio, Texas to initially produce commercial quantity batches of L.A.M. IPM Wound Gel(TM). L.A.M. is expected to accelerate its wound-healing product for the purpose of slow healing diabetic ulcers, which have not responded to previous treatment.

    As a derivative of L.A.M. IPM Wound Gel(TM), L.A.M. is also developing a wound healing matrix designed to be used on incisions following surgical procedures. One of the most common post-surgical complications is the development of scar tissue, in tissue sutured or stapled following surgery. Adhesions often form and result in a painful condition, which sometimes requires surgical treatment. The availability of a product which could reduce such complications will reduce the cost of post-operative care significantly. L.A.M. believes its wound healing matrix has potential as an effective post-operative treatment for the prevention of adhesions and scar tissue following surgery.

SEXUAL DYSFUNCTION

Female sexual dysfunction matrix

      L.A.M.'s Personal Female Lubricant (Sexual Dysfunction) Matrix is a highly viscoelastic (lubricating) liquid incorporating proprietary L.A.M. IPM(TM) technology. The matrix provides enhanced lubrication while Vitamin B3 (Niacin), encapsulated in the technology, stimulates the tissues of the female genitalia. Vitamin B3 has long been associated with a process known as "flushing", whereby the blood supply in the stimulated area is increased.

      The L.A.M. IPM(TM) - Personal Female Lubricant (Sexual Dysfunction) Matrix is designed primarily to address the problems of mature women who often experience post-menopausal problems that may inhibit their intimate relationships. Specifically, the matrix acts to either eliminate or at least substantially minimize post-menopausal symptoms including vaginal dryness, pain during intercourse and absence of feeling or sensation.

      L.A.M. IPM(TM) - Personal Female Lubricant (Sexual Dysfunction) Matrix is not classified as a drug. The product uses substances which have been approved by the regulatory authorities for many applications. Vitamin B3, for example, forms a part of B Complex taken orally as a daily supplement by millions of people worldwide. The phenomenon of flushing is not only harmless, but has been declared by several regulatory authorities as beneficial. Consequently, L.A.M. believes that FDA approvals are not required for this product. L.A.M. will ensure, however, that the matrix is manufactured to Good Manufacturing Standards and that the product is safe and performs to its specifications.

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

      In January 1998 L.A.M. acquired a 45% interest in Ixora for $207,360. As a result of subsequent sales by Ixora of its common stock to other persons, L.A.M., as of March 28, 2003, owned 18% of Ixora's common stock.

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

New Drug Applications and Biologic License Applications

      New drugs and products that are not cosmetics or devices and that are not covered by an OTC monograph must be approved by the FDA prior to marketing in the United States. Pre-clinical testing programs on animals, followed by three phases of clinical testing on humans, are typically required by the FDA in order to establish product safety and efficacy. L.A.M. believes that its L.A.M. IPM(TM) technology, when used with approved or unapproved prescription drugs or biologics, will be regulated as an unapproved new drug or unapproved biologic and will require approval by the FDA.

      It is also possible that the L.A.M. IPM(TM) technology may be regulated as a combination drug and medical device, in which case it would be subject both to medical device and drug regulation.

      Medical device regulation is based on classification of the device into three classes, I, II, or III. Class III medical devices are regulated much like drugs, whereas Class I and II devices are subject to abbreviated clearance procedures. It is also possible that the use of the L.A.M. IPM(TM) technology with a monographed OTC drug could render the product an unapproved new drug, which would mean that the product is subject to new drug application approval requirements before marketing.

      The FDA may choose to regulate certain uses of the L.A.M. IPM(TM) technology as a medical device if it determines that the mechanism by which the L.A.M. IPM(TM) technology exerts its effects meets the definitional requirements of a medical device. A medical device is a product that, among other requirements, does not achieve its primary intended purposes through chemical action within or on the human body and is not dependent upon being metabolized for the achievement of its primary intended purposes. Although L.A.M. expects that most uses of the L.A.M. IPM(TM) technology will be regulated as a drug, which is in essence a product that usually achieves its effects by chemical action or physiological action in or on the body, to the extent that the L.A.M. IPM(TM) technology is used to deliver pharmaceutically active ingredients, it can be subject to both medical device and drug regulation.

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

      The process of biologic and new drug development and regulatory approval or licensure requires substantial resources and many years. There can be no assurance that regulatory approval will ever be obtained for other products being developed by L.A.M. Authorization for testing, approval for marketing of drugs, including biologics, by regulatory authorities of most foreign countries must also be obtained prior to initiation of clinical studies and marketing in those countries. The approval process varies from country to country and the time period required in each foreign country to obtain approval may be longer or shorter than that required for regulatory approval in the United States.

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

Product Status

      L.A.M. has completed the development of its IPM Wound Gel(TM) and obtained approval (number K020325) from the FDA on April 15, 2002 to market the product. L.A.M. began commercial sales of this product in August 2002.

      All of L.A.M.'s other products are in various stages of development and testing and the commercial sale of any of these products may not occur until the latter part of 2003 at the earliest. As a result, L.A.M. expects to incur additional losses for the foreseeable future. L.A.M.'s estimates of the costs associated with future research and clinical studies may be substantially lower than the actual costs of these activities. If L.A.M.'s cost estimates are incorrect, L.A.M. will need additional funding for its research efforts. There can be no assurance that L.A.M.'s products will prove to have any therapeutic or other value.

      The following is a summary of the status of the products which are being developed by L.A.M.:
                                              Projected Cost    Projected Date
                        Anticipated FDA     Needed to Complete   of Completion
Product Name            Classification       Studies/Trials    of Studies/Trials

Wound Healing           Cosmetic/OTC Drug      $1,000,000(1)     Completed
Female Sexual
 Dysfunction            Cosmetic/OTC Drug      $1,500,000        Dec. 2003 (2)
Extreme Dry Skin        Cosmetic/OTC Drug      $1,500,000        (3)

(1) Projected costs associated with the wound healing product include costs for scaling up production.

(2) L.A.M. has licensed this product to Ixora Bio-Medical Co. Pursuant to the terms of the Licensing Agreement, Ixora is responsible for all the costs required to obtain regulatory approval of this product.

(3) Beginning in the second quarter of 2003 L.A.M. plans an aggressive sampling program for its Extreme Dry Skin product with consumers, doctors and skin care professionals.

Research and Development

      As part of its ongoing research and development program, L.A.M. intends to develop and commercialize as many products as possible based on its L.A.M. IPM(TM) technology. L.A.M.'s long-range goal is to exploit other uses of its matrix drug delivery system to improve the therapeutic effects of various drugs.

      During the years ended December 31, 2000, 2001 and 2002 L.A.M. spent approximately $317,000, $480,000 and $573,000, respectively on research and development. L.A.M.'s research and development expenditures do not include research and development expenses relating to L.A.M.'s Sexual Dysfunction Drug, which were paid by Ixora Bio-Medical Co.

Patents and Trademarks

      As of March 28, 2003, L.A.M. owned fourteen U.S. patents, three foreign patents, four U.S. patent applications and numerous international patent applications designating over 100 foreign countries with claims relating to its sustained release delivery matrix system, systems containing drug preparations, uses of the systems for various treatment therapies and addiction therapeutic program.

      L.A.M.'s patents will expire between 2015 and 2018.

Employees

      As of March 28, 2003 L.A.M. had nine full time and one part time employee. offices and facilities

      In the fourth quarter of 2001, L.A.M. consolidated its research, pilot production and head office activities into its 3,500 square foot facility in Lewiston, New York. This facility is leased at a rate of $1,700 per month. The lease on this space expires in 2004.

      L.A.M. continues to maintain a business office at 800 Sheppard Avenue West, Commercial Unit 1, Toronto, Ontario, Canada. L.A.M. has leased this space at $4,675 per month until August 31, 2004.

ITEM 2.  DESCRIPTION OF PROPERTIES

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

      An investor relations firm formerly used by L.A.M. has filed a claim against L.A.M. with the American Arbitration Association. The claim alleges that L.A.M. failed to pay the investor relations firm in accordance with the terms of an agreement between the parties. On March 26, 2003, a hearing was held before an arbitrator regarding this matter. At the hearing the investor relations firm claimed damages from L.A.M. in the amount of approximately $600,000 as a result of L.A.M.'s breach of the agreement. In contrast, L.A.M. contends that the investor relations firm did not provide the services required by the agreement and as a result no additional amounts are due to the investor relations firm. A decision by the arbitrator is expected by April 30, 2003.

    While management is not able at the present time to determine the outcome of this matter, based upon information currently available, management presently believes that the probability is remote that the resolution of this claim will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

ITEM 5.  MARKET FOR L.A.M.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 28, 2003, there were approximately 137 record owners of L.A.M.'s common stock. L.A.M.'s common stock is traded in the over-the-counter market under the symbol "LAMP". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the National Quotation Bureau. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ending                    High           Low

           3/31/01                      $6.06          $2.63
           6/30/01                      $2.75          $0.75
           9/30/01                      $0.95          $0.58
          12/31/01                      $0.76          $0.51

           3/31/02                      $0.99          $0.46
           6/30/02                      $2.50          $0.69
           9/30/02                      $0.88          $0.45
          12/31/02                      $0.54          $0.27

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

Other Shares Which May Be Issued:

    The following table lists, as of March 28, 2003, additional shares of L.A.M.'s common stock which may be issued as the result of the exercise of outstanding options, warrants or convertible notes:

                                                        Number of       Note
                                                         Shares       Reference

Shares issuable upon conversion of promissory notes   545,578           A

Shares issuable upon exercise of Series A, B, C and D
warrants held by selling shareholders               3,468,340           A

Shares issuable upon exercise of options and warrants
granted to L.A.M.'s officers, directors, employees,
private investors and financial consultants.       12,823,121           B

Shares issuable upon exercise of warrants which were
issued as part of the Equity Line of Credit.          938,473           C

A. In November 2002, L.A.M. sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors for $700,000. The notes do not bear interest, are unsecured and are payable on November 1, 2005. At the holder's option the notes are convertible into shares of L.A.M.'s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The initial Conversion Price is $0.29. As of March 28, 2003 notes in the principal amount of $510,600 had been converted into 1,736,734 shares of L.A.M.'s common stock.

    If L.A.M. sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable Conversion Price, the Conversion Price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

    If L.A.M. sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable exercise price of the Series A warrants, the exercise price of the Series A warrants will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

    L.A.M.'s agreement with the noteholders and the warrant holders requires L.A.M. to register 150% of the number of shares that L.A.M. would be required to issue if all of the notes were converted and all of the Series A warrants were exercised so that additional shares will be available for sale if L.A.M. sells any additional shares of common stock, or any securities convertible into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the Series A warrants.

     See "Note J of the Financial Statements" for more information concerning the convertible notes and the Series A, B, C and D warrants.

B. Options and warrants are exercisable at prices between $0.58 and $7.50 per share and expire between March 2003 and June 2011.

C. On January 24, 2001, L.A.M. entered into an equity line of credit agreement with Hockbury Limited in order to establish a possible source of funding for the development of L.A.M.'s technology. The equity line of credit agreement established what is sometimes also referred to as an equity drawdown facility.

     On July 22, 2002 the Company terminated the equity line of credit agreement with Hockbury Limited. As consideration for the cancellation of the agreement, the Company repriced the warrants held by Hockbury Limited to purchase 482,893 shares of common stock from a price of $4.56 per share to $1.35 per share. The warrants may be exercised at any time prior to January 24, 2004. Prior to the termination of the equity line of credit L.A.M. had received net proceeds of $971,000 from the sale of 1,053,177 shares of common stock under the equity line.

Shares Registered for Public Sale

      Substantially all the shares issuable upon the exercise of options and warrants, and which are referred to in Notes A, B, and C, have been, or will be registered for public sale by means of registration statements filed with the Securities and Exchange Commission.

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

Summary Financial Data

Income Statement Data:
                                   Year Ended             Year Ended
                                 December 31, 2002      December 31, 2001

Sales                            $     40,160         $          --
Licensing Revenue                          --               300,000
Operating Expenses                 (3,530,273)           (2,060,480)
Financial Accounting Expenses      (2,809,104)           (6,683,492)
Interest Income                            --                45,212
                                  -----------            ----------
Net Loss                          $(6,299,217)          $(8,398,760)
                                  ============          ============


Balance Sheet Data:
                                 December 31, 2002      December 31, 2001

Current Assets                      $ 780,628              $158,811
Total Assets                        1,452,217               769,318
Current Liabilities                 1,537,164               601,999
Total Liabilities                   1,908,561             1,657,396
Working Capital (Deficiency)         (756,536)             (443,188)
Stockholders' Deficit                (456,344)             (888,078)

Results of Operations

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

Sales

     During the year ended December 31, 2002, L.A.M. commenced commercial sales of its L.A.M. IPM Wound Gel(TM). Revenue for the sale of the product is recorded when the revenue is realized or realizable and earned.

Licensing Revenue

      During the year ended December 31, 2001, licensing revenue of $300,000 was received from Ixora Bio-Medical Co. Inc. ("Ixora") under the terms of their license agreement related to L.A.M.'s sexual dysfunction products. See Item 1 of this report for further information concerning L.A.M.'s agreement with Ixora.

Interest Expense

      Interest expense for the year ended December 31, 2002 decreased 91% to $20,000 from $233,000 for the year ended December 31, 2001 due to the conversion of all remaining debentures during 2001.

General and Administrative Expenses

      General and administrative expenses for the year ended December 31, 2002 increased 43% to $1,972,000 from $1,379,000 for the year ended December 31, 2001. The increase included costs attributable to the write off of the option receivable as described in Note H to the financial statements; increased costs of regulatory filings in respect of past and present options, note conversions, share grants for services and quarterly and yearly filings as required by the Securities and Exchange Commission; and costs attributable to the increase in insurance costs due to the launch of the L.A.M. IPM Wound Gel (TM). The increase was offset by the decrease in investor relations due to the non-recurrence of the exceptional level of activity in the previous year and the decrease in costs incurred in 2001 to arrange the equity line of credit which did not recur in 2002.

      The primary components of general and administrative expenses for the years ended December 31, 2002 and 2001 were as follows:

                                                2002           2001
                                                ----           ----

Officers' salaries                        $    74,125    $   149,612
Employee salaries and benefits                127,787        123,113
Investor Relations                            265,819        337,680
Commissions and other costs in
    connection with financings                 83,070        138,863
Financial Banking and Consulting              194,200        197,333

Legal and Auditing (including SEC filings)    327,945        276,415
Insurance                                     130,882         38,745
Write off of receivable                       627,000             --
Other Expenses                                141,501        117,030
                                           ----------       ---------
                 Total                    $ 1,972,329    $ 1,378,791
                                          ===========    ===========

Marketing and Business Development Expense

      Marketing and business development expense for the year ended December 31, 2002 increased 383% to $975,000 from $202,000 for the year ended December 31, 2001. The increase reflects the build up of marketing management and resources and promotional activity in preparation for the commercial sales of L.A.M. IPM Wound Gel(TM) and the introduction of the product to markets outside of the U.S.

Research and Development Expense

      Research and development expenses for the year ended December 31, 2002 increased 19% to $573,000 from $480,000 for the year ended December 31, 2001. The increase includes the scale up in production of L.A.M. IPM Wound Gel(TM) to commercial batch quantities.

Share and Option Grants

      L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing L.A.M.'s paid in capital, decreased to $2,468,000 for the year ended December 31, 2002 compared with $4,266,000 for the year ended December 31, 2001. The non-cash expenses included costs attributed to options and shares granted to consultants and directors for services performed and in recognition of their additional efforts now required to bring L.A.M.'s first product to market; to options granted in connection with the related strengthening of the management team; and to other investors for their investment support.

Conversion Premium

      During the years ended December 31, 2002 and 2001, conversion premiums of $205,000 and $1,058,000 respectively were charged to expense.

      The charge in 2002 related to the sale of convertible notes during that year, and represented the difference between the deemed fair value of L.A.M.'s common stock and the conversion price of the convertible notes sold.

      The charge in 2001 represented the deemed fair value of the enhanced terms granted in August of that year to note holders who agreed to convert their outstanding notes during the year.

      The conversion premiums did not require the use of cash.

Warrants Issued

      The expense of $56,000 for the year ended December 31, 2002 represents the fair value of the warrants issued to the Convertible Note holders and the placement agent in connection with the issuance of the Convertible Notes.

      The expense of $1,100,000 for the year ended December 31, 2001 represents the fair value of the warrants issued to Hockbury Limited in connection with the equity line of credit and the warrants issued to GKN Securities as placement agent for the equity line.

Liquidity and Sources of Capital
--------------------------------

Year Ended December 31, 2002

      L.A.M.'s primary source of liquidity as of December 31, 2002 is cash and cash equivalents of $210,000. Working capital decreased from approximately $(443,000) as of December 31, 2001 to $(757,000) as of December 31, 2002.

      L.A.M.'s operations and an increase in accounts receivable and inventory used approximately $3,241,000 in cash during the year ended December 31, 2002. This was offset by an increase in accounts payable and accrued expenses in the amount of $548,000, which provided cash.

      During this period L.A.M. also spent $122,000 for patents, trademarks, and equipment purchases.

      Cash required during the year ended December 31, 2002 came principally from the exercise of stock options amounting to $1,750,000, proceeds from the sale of shares under the equity line of credit agreement amounting to $487,000 and proceeds from the sales of Convertible Notes in the amount of $700,000.

      On January 24, 2001, L.A.M. entered into an equity line of credit agreement, or equity drawdown facility, with Hockbury Limited in order to establish a source of funding for the development of L.A.M.'s technology. As of July 22, 2002, L.A.M. had sold 1,053,177 shares of common stock and received $971,000 in net proceeds under the equity line of credit agreement.

      On July 22, 2002 L.A.M. terminated the equity line of credit agreement with Hockbury Limited. As consideration for the cancellation of the agreement, L.A.M. repriced the warrants held by Hockbury Limited to purchase 482,893 shares of common stock from a price of $4.56 per share to $1.35 per share. This re-pricing had no effect on the operations for the year ended December 31, 2002. The warrants may be exercised at any time prior to January 24, 2004.

      See Note H to the financial statements included as part of this report for information concerning the settlement of receivables owed to L.A.M. by a former officer of L.A.M.

      On November 1, 2002, L.A.M. sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors for $700,000. See Note J to the financial statements included as part of this report for information concerning this transaction.

Year Ended December 31, 2001

      L.A.M.'s operations and an increase in inventories used approximately $1,713,000 in cash during the year ended December 31, 2001. This was offset by a decrease in notes receivable and an increase in accounts payable and accrued expenses in the amount of $256,000, which provided cash.

      During this period L.A.M. also spent $282,000 for patents, trademarks, and equipment purchases.

      Cash required during the year ended December 31, 2001 came from the use of existing cash, the exercise of stock options amounting to $112,000 and proceeds from the sale of shares under the Equity Line of Credit Agreement amounting to $484,000.

Application of Critical Accounting Policies

      L.A.M.'s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for L.A.M. include revenue recognition, inventory valuation and accounting for income taxes.

      L.A.M. recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". L.A.M. recognizes revenue when it is realized or realizable and earned. L.A.M. considers revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. L.A.M. reduces revenue for estimated customer returns.

      Inventory is comprised of finished goods and raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market is based on the lower of replacement cost or net realizable value.

      Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. All deferred tax assets have been fully reserved against due to the uncertainty as to when or whether the tax benefit will be realized.

New Pronouncements

      In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and therefore meet the criteria for classification as an extraordinary item. SFAS 145 also requires that modifications to a capital lease that make it an operating lease be accounted for, as applicable, in accordance with FASB Statement No. 98, Accounting for Leases, or FASB Statement No. 28, Accounting for Sales with Leasebacks. SFAS 145 is required to be applied in fiscal years beginning after May 15, 2002 and to provisions relating to modifications of a capital lease that makes it an operating lease as of May 15, 2002. Upon adoption of SFAS 145, gains and losses on debt extinguishment that have been shown on the income statement as extraordinary items in prior periods should be reclassified, unless they meet the criteria for extraordinary status per Opinion 30. Management does not anticipate that the adoption of SFAS 145 will have any material impact on the financial statements.

      In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS 146 will have any material impact on the financial statement.

Plan of Operation

During the twelve months ending December 31, 2003,  L.A.M. will:

o Continue the ongoing process of expanding its US sales channels for the LAM IPM Wound Gel(TM).

o Ensure sustained sales ramp up through the effective targeting of the defined wound healing markets - wound care, home care, nursing homes and podiatry.

o     Seek and identify additional market segments for LAM IPM Wound Gel(TM).

o Continue to develop and commercialize new derivatives of the LAM IPM Wound Gel(TM).

o     Commence commercial sales of its LAM IPM Wound Gel in Mexico

o Complete the regulatory approval process for its LAM IPM Wound Gel(TM) in China and establish initial sales channels in the region.

o Pursue and establish sales representations in other international locations, namely other Far East countries.

o Seek a European distribution partner and commence the European regulatory approval process for the Gel.

o Continue the development of other products based on LAM's proprietary and patented Ionic Polymer Matrix(TM) technology, including motion sickness, and skin care.

o Continue to seek strategic relationships with international pharmaceutical companies that will enable LAM to accelerate the commercial application of its Ionic Polymer Matrix(TM) based technology.

      During this period, L.A.M. expects that it will spend between $600,000 and $800,000 on research, development, and clinical studies relating to the L.A.M. Ionic Polymer Matrix(TM) technology, and $900,000 to $1,100,000 on marketing and business development, in particular in respect to its L.A.M. IPM Wound Gel(TM). L.A.M. plans to use its existing financial resources as well as revenue streams from the sale of its L.A.M. IPM Wound Gel(TM) to fund its capital requirements during this period. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell other products on a commercial basis.

      Other than funding requirements relating to the marketing of its IPM Wound Gel(TM), for its research and development activities in respect of its L.A.M. Ionic Polymer Matrix(TM) technology and for general operating losses, L.A.M. does not have any material capital commitments.

      Due to the previous lack of any significant revenues, to date L.A.M. has relied upon proceeds from the public and private sale of its common stock and convertible debentures to meet its funding requirements. Funds raised by L.A.M. have been expended primarily in connection with research, development, clinical studies and administrative costs. Until significant revenues commence from the commercial sale of its products, L.A.M. will be required to fund its operations through the sale of securities, debt financing or other arrangements. However, there can be no assurance that such financing will be available or be available on favorable terms.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors and executive officers of L.A.M. are as follows:

     Name                        Age      Position

     Joseph T. Slechta            54      President, Chief Executive Officer and
                                          Director
     Peter Rothbart, M.D.         64      Treasurer and Director
     Gary M. Nath                 58      Secretary and Director
     Richard Brokenshire          52      Vice President of Sales and Marketing

      Joseph T. Slechta has been L.A.M.'s Chief Operating Officer since November 2000. Mr. Slechta was appointed a director and became L.A.M.'s President on May 11, 2001. Mr. Slechta became L.A.M.'s Chief Executive Officer in November 2002. Between November 1998 and November 2000, Mr. Slechta was a consultant to L.A.M. Between 1994 and 2000, Mr. Slechta assisted corporate clients in financing, reorganization, expansion and improving operations. From 1987 to 1992, Mr. Slechta held executive management positions with three Canadian corporations. His corporate assignments included the management and financing of a high-technology company, the reorganization and sale of a helicopter company and financial consulting services to a major Canadian life insurance company. From 1979 to 1986, Mr. Slechta managed the treasury operations of Continental Bank.

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

      Richard Brokenshire has been L.A.M.'s Vice President of Sales and Marketing since November 2001. Mr. Brokenshire has over 20 years of healthcare and marketing experience in senior management positions, with experience in product introduction. Mr. Brokenshire has held the positions of Director of U.S. Sales for St. Jude Medical, Vice President of U.S. Sales for Randi Medical and Vice President of Global Sales for the Sherwood Division of American Home Products.

Key Employee

     Elena Milantoni (age 33) has been L.A.M.'s Director of Finance and Administration since June 2002. Ms. Milantoni has a BAS degree in accounting and is a Chartered Accountant. Ms. Milantoni has over 10 years of public accounting and industry experience for both biotech and hi-tech companies.


Management Changes

     In November 2002, Alan Drizen resigned as L.A.M.'s Chief Executive Officer. Joseph Slechta, L.A.M.'s President, was appointed L.A.M.'s Chief Executive Officer by the Board of Directors to fill the vacant position. Mr. Drizen resigned as a Director of L.A.M. in December 2002.


ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation earned or received by (i) the Chief Executive Officer of L.A.M. and (ii) by each other executive officer of L.A.M. who earned or received in excess of $100,000 during the fiscal years ended December 31, 2000, 2001 and 2002.

                    Annual Compensation               Long Term Compensation
                -------------------------------    ---------------------------
                                                     Re-                 All
                                                    stric-              Other
                                          Other      ted                 Com-
Name and                                 Compen-    Stock    Options    pensa-
 Principal      Fiscal   Salary  Bonus   sation     Awards   Granted     tion
 Position        Year     (1)     (2)      (3)       (4)       (5)        (6)
-----------     -----    ------  -----   ------    -------   -------    -------

Joseph Slechta  2002  $102,000       --    --          --          --      --
President and   2001  $103,000  $25,000    --     $85,000   3,600,000      --
Chief Executive
Officer

Alan Drizen,    2002   $80,000      --     --          --   2,000,000      --
(former Chief   2001  $120,000      --     --          --     300,000      --
 Executive      2000  $120,000      --     --          --          --      --
Officer)

(1)  The dollar value of base salary (cash and non-cash) received or earned.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of L.A.M.'s common stock owned by the officers listed above, and the value of such shares as of December 31, 2002:

         Name                       Shares              Value

         Joseph Slechta             20,000            $  5,600

(5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table
(6) All other compensation received that L.A.M. could not properly report in any other column of the table.

      The following shows the amounts which L.A.M. expects to pay to its officers during the twelve month period ending December 31, 2003, and the time which L.A.M.'s executive officers plan to devote to L.A.M.'s business. L.A.M. does not have employment agreements with any of its officers.

                                  Proposed        Time to be Devoted
      Name                    Compensation      To Company's Business

   Joseph Slechta              $120,000                 100%
   Peter Rothbart                    --                   5%
   Gary M. Nath                      --                  15%

      L.A.M.'s Board of Directors may increase the compensation paid to L.A.M.'s officers depending upon the results of L.A.M.'s future operations.

      As explained in Item 12 of this report Gary Nath provides legal services to L.A.M. See Item 12 of this report. During the year ending December 31, 2003, L.A.M. expects that it will continue to use the services of Mr. Nath's law firm.


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

     Other Arrangements. During the year ended December 31, 2002, and except as disclosed elsewhere in this registration statement, no director of L.A.M. received any form of compensation from L.A.M.

      See "Stock Option and Bonus Plans" below for information concerning stock options and stock bonuses granted to L.A.M.'s officers and directors.

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

      Non-Qualified Stock Option Plan.

      The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 10,000,000 shares of L.A.M.'s Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Non-Qualified Stock Option Plan became effective on March 15, 2000 and will remain in effect until March 15, 2010 unless terminated earlier by the Board of Directors. L.A.M.'s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of L.A.M.'s Common Stock on the date the option is granted.

      Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

      Stock Bonus Plan.

      Up to 3,000,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, L.A.M.'s employees, directors, officers, consultants and advisors are eligible to receive a grant of L.A.M.'s shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

     L.A.M.'s Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of L.A.M.'s capital stock or a consolidation or merger of L.A.M.; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

Summary.

      The following sets forth certain information as of March 28, 2003 concerning the stock options and stock bonuses granted by L.A.M. Each option represents the right to purchase one share of L.A.M.'s common stock.

                                Total        Shares                  Remaining
                                Shares    Reserved for      Shares    Options/
                               Reserved   Outstanding    Issued As      Shares
Name of Plan                  Under Plan    Options     Stock Bonus  Under Plan

Incentive Stock Option Plan    1,000,000          --          N/A     1,000,000
Non-Qualified Stock Option
   Plan1                      10,000,000   6,827,000          N/A     1,773,000
Stock Bonus Plan               3,000,000         N/A    2,231,500       768,500

Options Granted During Fiscal Year Ending December 31, 2002

The following tables set forth information concerning the options granted, during the period of January 1, 2002 and December 31, 2002, to L.A.M.'s officers, and directors, and the value of all unexercised options (regardless of when granted) held by these persons as of December 31, 2002.

                                                % of Total
                                                  Options
                                                  Granted
                                                to Employees   Exercise
                         Date       Options       Officers     Price Per    Expiration
Name                   of Grant    Granted (#)   & Directors    Share           Date
----                   --------    -----------   ------------   -------      ---------

Richard Brokenshire    4/24/02       125,000         3.12%       $0.58       4/24/07

Richard Brokenshire    4/24/02       350,000         8.75%       $1.00       4/24/07

Alan Drizen (1)        2/22/02     2,000,000         50.0%       $0.58       2/22/07



(1) Mr. Drizen resigned as an officer of L.A.M. in November 2002 and resigned as a director of L.A.M. in December 2002.

      All options shown above were granted pursuant to L.A.M.'s Non-Qualified Stock Option Plan. Substantially all the shares issuable upon the exercise of the options listed above have been registered for public sale by means of a registration statement on Form S-8 which has been filed with the Securities and Exchange Commission.

Other Options

      During the year ended December 31, 2002 certain persons, who were not affiliated with L.A.M., assigned options to purchase shares of L.A.M.'s common stock to the following officers and directors:

                     Shares Issuable                           Options Exercised
                     Upon Exercise     Exercise   Expiration          as of
   Name                of Options       Price       Date        March 28, 2003
   ----              --------------    --------    ---------    ---------------

   Joseph T. Slechta    190,000          $0.58      1/18/08         90,000
   Peter Rothbart       190,000          $0.58      1/18/08        120,000
   Gary M. Nath         190,000          $0.58      1/18/03        190,000
   Alan Drizen (1)    1,550,000          $0.58      1/18/03     ,550,000

      On January 10, 2003 L.A.M. issued the options shown below:

                   Shares Issuable                             Options Exercised
                   Upon Exercise      Exercise    Expiration          as of
 Name                 of Options       Price        Date         March 28, 2003
 ----              ----------------  ----------- -------------  ----------------

Alan Drizen (1)        750,000          $0.58       7/15/08             --

(1) Mr. Drizen resigned as an officer of L.A.M. in November 2002 and resigned as a director of L.A.M. in December 2002.

Option Repricing

      During 2001 L.A.M. repriced options held by the following persons:

                                Repricing Date: September 5, 2001
                        ------------------------------------------------
                                     Exercise Price      Exercise Price
                                        Prior to              After
Name                    Options        Repricing           Repricing
----                    -------     ---------------     ----------------

Joseph Slechta         3,600,000         $0.75              $0.58
Peter Rothbart           300,000         $0.75              $0.58
Gary Nath                300,000         $0.75              $0.58
Alan Drizen              300,000         $0.75              $0.58

      Each option allowed the holder to purchase one share of L.A.M.'s common stock.

      In each case L.A.M.'s directors authorized the repricing of the options since the exercise price of the options prior to their repricing was substantially in excess of the market price of L.A.M.'s common stock on the repricing date and as a result the options no longer served as an effective incentive to the holders of the options.

Option Exercises and Option Values

                                                Number of
                                               Securities          Value of
                                               Underlying        Unexercised
                                               Unexercised       In-the-Money
                                               Options at         Options at
                    Shares                  December 31, 2002  December 31, 2002
                 Acquired on     Value         Exercisable/       Exercisable/
Name             Exercise (1)  Realized (2)  Unexercisable (3) Unexercisable (4)
----             ------------  ------------  -----------------  ---------------

Joseph Slechta      90,000     $ 32,400        3,600,000/--       $   --/--
Peter Rothbart     120,000     $ 49,500          300,000/--       $   --/--
Gary M. Nath       490,000     $ 29,400               --/--       $   --/--
Alan Drizen (5)  2,650,000     $309,000        1,200,000/--       $   --/--

(1)  The number of shares received upon exercise of any options.

(2) With respect to options exercised the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2002, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2002, the excess of the market value of the stock underlying those options as of December 31, 2002 over the option exercise price.

(5) Mr. Drizen resigned as an officer of L.A.M. in November 2002 and resigned as a director of L.A.M. in December 2002

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of December 31, 2002. The Company's Incentive and Non-Qualified Stock Option Plans have not been approved by the Company's shareholders.

                                                          Number of Securities
                                                           Remaining Available
                          Number                           For Future Issuance
                       of Securities                           Under Equity
                       to be Issued    Weighted-Average     Compensation Plans
                       Upon Exercise   Exercise Price of  (Excluding Securities
                       of Outstanding   of Outstanding     Reflected in Column
Plan category          Options  [a]       Options  [b]         (a))   [c]
-------------------------------------------------------------------------------

Incentive Stock
Option Plan                 --                --                1,000,000

Non-Qualified Stock
 Option Plan            6,827,000          $0.62               1,773,000


See Item 5 of this report for information concerning other outstanding options.

Stock Bonuses

     The following officer of L.A.M. received shares of L.A.M.'s common stock as a stock bonus:

      Name                   Date             Shares
      ----                   ----             -------

      Joseph Slechta        6/5/01            100,000


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information as of March 28, 2003 concerning the common stock owned by each officer and director of L.A.M., and each other person known to L.A.M. to be the beneficial owner of more than five percent (5%) of L.A.M.'s common stock.

                                   Amount and Nature of
                                   Beneficial Ownership           Percentage
Name                                 Number of Shares (1)         Ownership
---------------                    ---------------------       ---------------

Joseph T. Slechta                        20,000                        --
800 Sheppard Avenue West,
Commercial Unit 1
Toronto, Ontario
Canada  M3H 6B4

Peter Rothbart                        2,279,924 (2)                   7.7%
274 St. Clements Avenue.
Toronto, Ontario
Canada  M4R 1H5

Gary M. Nath                          2,122,942                       7.2%
6106 Goldtree Way,
Bethesda, Maryland 20817

Richard Brokenshire                          --                        --
800 Sheppard Avenue West,
Commercial Unit 1
Toronto, Ontario
Canada  M3H 6B4

(All Officers and Directors as
a group, 4 persons)                   4,422,866                     15.0%


(1) Excludes shares issuable upon the exercises of options held to the following persons:

                           Shares Issuable
                            Upon Exercise          Option          Expiration
   Name                      of Option         Exercise Price    Date of Option

Joseph T. Slechta             600,000             $0.58              06/05/06
Joseph T. Slechta           3,000,000             $0.58              06/30/11
Joseph T. Slechta             100,000             $0.58              01/18/08
Peter Rothbart                300,000             $0.58              06/05/06
Peter Rothbart                 70,000             $0.58              01/18/08
Richard Brokenshire           125,000             $0.58              04/24/07
Richard Brokenshire           350,000             $1.00              04/27/07

(2) Includes shares held by the Shasqua Limited, of which Dr. Rothbart may be deemed the beneficial owner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September 1998, L.A.M. sold shares of its common stock to the persons, in the amounts, and for the consideration set forth below:

                                 Number
       Name                     of Shares             Consideration
     ----------                 ---------             --------------

     Alan Drizen               1,076,308 (1)            $10,763
     Peter Rothbart            1,076,308 (2)            $10,763
     Gary M. Nath                742,784                 $7,423

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

            Name                            Shares Acquired
            ----                            ---------------
             Alan Drizen                    1,603,616 (1)
             Peter Rothbart                 1,603,616 (2)
             Gary M. Nath                   1,105,942
             Lisa Krinsky                     674,510 (3)
             Arnold Hantman                   376,019
             All Other Sellers as a Group     636,297
                                           ----------
                                            6,000,000

(1) Includes shares held by the Canyon Trust, a discretionary trust, of which Mr. Drizen may be deemed the beneficial owner.
(2) Includes shares held by the Shasqua Limited, of which Dr. Rothbart may be deemed the beneficial owner.
(3) Includes shares held by the South Florida Bioavailability Clinic of which Lisa Krinsky is the majority shareholder.

      Subsequent to September 1998, Mr. Drizen, Dr. Rothbart and Mr. Nath sold a portion of their shares in transactions which were exempt pursuant to Rule 144 of the Securities and Exchange Commission and gifted a portion of their shares to relatives.

      During 2000, 2001 and 2002 L.A.M. paid $51,262, $166,532 and $99,965 respectively to Nath & Associates, PLLC for legal services. Nath & Associates, PLLC is a law firm in which Mr. Nath, an officer and director of L.A.M., is a partner. As of December 31, 2002, L.A.M. owed Nath & Associates, PLLC approximately $338,000 for legal services.

      Prior to January 1, 1998, L.A.M. received advances from Mr. Drizen ($525,000), Dr. Rothbart ($170,000) and Mr. Nath ($475,000) that were used to fund L.A.M.'s operations, research and development and clinical trials. Subsequently additional advances were made, expenses disbursed and services performed by these directors on behalf of L.A.M. At December 31, 2002, the total of all such advances outstanding amounted to $164,037.

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

      In addition, as a result of Mr. Drizen's purchases and sales of L.A.M.'s common stock between October 2000 and May 2001, L.A.M. was entitled to a recoverable profit from Mr. Drizen, computed in accordance with 16(b) of the Securities Exchange Act of 1934, in the amount of $408,078, as explained below.

      During 2002 Mr. Drizen and L.A.M. agreed that the advance of $548,361 due to him as of December 31, 2001 would be offset against the remaining amount due pursuant to Mr. Drizen's promissory note. In addition, Dr. Rothbart and Mr. Nath agreed with Mr. Drizen to apply a portion of their receivables from L.A.M. against the amounts due by Mr. Drizen in an amount sufficient to offset the remaining balance due on Mr. Drizen's promissory note.

      Following these offset arrangements, as of December 31, 2002 L.A.M. owed Dr. Rothbart and Mr. Nath $17,500 and $146,537 respectively, and Mr. Drizen's promissory note was paid in full.

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

Item 13.  Exhibits and Reports on Form 8-K

Exhibit 2  Plan of Acquisition, Reorganization, Arrangement,
           Liquidation, etc.                                           None

Exhibit 3  Articles of Incorporation and Bylaws                         (1)

Exhibit 4  Instruments Defining the Rights of Security Holders

 Exhibit 4.1  Incentive Stock Option Plan                               (1)

 Exhibit 4.2  Non-Qualified Stock Option Plan                           (1)

 Exhibit 4.3  Stock Bonus Plan                                          (1)

Exhibit 9  Voting Trust Agreement                                      None

Exhibit 10 Material Contracts

   Exhibit 10.1  Agreements with Ixora Bio-Medical Co.                  (1)

   Exhibit 10.2  Common Stock Purchase Agreement with Hockbury Limited  (2)

   Exhibit 10.3  Stock Purchase Warrant issued to Hockbury Limited      (2)

   Exhibit 10.4  Stock Purchase Warrant issued to GKN Securities
                 Corp. and certain employees of GKN Securities Corp.    (2)

   Exhibit 10.5  Securities Purchase Agreement (together with Schedule
               Required by Instruction 2 to Item 601 Regulation S-K)    (3)

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

(2) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 (Commission File # 333-56390).

(3) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 (Commission File No. 333-101676

8-K Reports

     The Company filed a report on Form 8-K on November 4, 2002 announcing the sale of convertible notes and Series A, B, C, and D Warrants.

ITEM 14.    CONTROLS AND PROCEDURES.

     Based on the evaluation of the Company's disclosure controls and procedures by Joseph Slechta, the Company's Chief Executive Officer and Chief Financial Officer, as of a date within 90 days of the filing date of this annual report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          L.A.M. PHARMACEUTICAL, CORP.
                            (A DELAWARE CORPORATION)
                               Lewiston, New York

                     -------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                DECEMBER 31, 2002
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Independent Auditors' Report                                         F-2

Balance Sheets at December 31, 2002 and 2001                         F-3

Statements of Changes in Stockholders' Deficit for the Years Ended
  December 31, 2002 and 2001                                         F-4 to F-5

Statements of Operations for the Years Ended December 31, 2002
  and 2001                                                           F-6

Statements of Cash Flows for the Years Ended December 31, 2002
  and 2001                                                           F-7 to F-8

Notes to Financial Statements                                        F-9 to F-21

            INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Shareholders
L.A.M. Pharmaceutical, Corp. Lewiston, New York


      We have audited the accompanying balance sheets of L.A.M. Pharmaceutical, Corp. (A Delaware Corporation) as of December 31, 2002 and 2001, and the related statements of changes in stockholders' deficit, operations and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.A.M. Pharmaceutical, Corp. (A Delaware Corporation) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.








Rotenberg & Co., LLP
Rochester, New York
  February 27, 2003
(Except for Note O, as to which the date is March 27, 2003)

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


BALANCE SHEETS
--------------------------------------------------------------------------------
December 31,                                               2002           2001
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                             $   210,214        $11,284
Accounts Receivable                                        13,643             --
Other Receivable                                               --         44,433
Inventory                                                 550,085         97,750
Prepaid Expenses                                            6,686          5,344
--------------------------------------------------------------------------------
Total Current Assets                                      780,628        158,811

Property and Equipment - Net of Accumulated
Depreciation                                              124,958        121,185

Other Assets
Patents and Trademarks - Net of Accumulated
Amortization                                              546,631        489,322
--------------------------------------------------------------------------------
Total Assets                                           $1,452,217     $2,457,503
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses                  $  866,164      $ 601,999

Convertible Notes                                         671,000              -
--------------------------------------------------------------------------------

Total Current Liabilities                               1,537,164        601,999

Other Liabilities

Due to Stockholders                                       164,037        848,037

Deferred Royalty Revenue                                  207,360        207,360
--------------------------------------------------------------------------------

Total Liabilities                                       1,928,974      1,657,396
--------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Authorized;
27,511,412 and 19,784,520 Issued and
Outstanding, respectively                                   2,751          1,978

Additional Paid-In Capital                             24,054,187     17,964,009

Loan Receivable-Director/Officer                               --      (640,000)

Deficit Accumulated During Development Stage          (24,513,282)  (18,214,065)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                              (456,344)     (888,078)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit            $1,452,217      $ 769,318
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


----------------------------------------------------------------------------------------------------------------------------
                                                                     Additional      Loan                          Total
                                               Number     Common      Paid-In    Receivable-      Accumulated  Stockholders'
                                             of Shares     Stock      Capital    Director/Office    Deficit       Deficit
----------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                  13,998,930  $ 1,400     $8,812,199   $      --    $(9,815,305)    $(1,001,706)

Capital Contribution - Interest Expense              --       --        113,200          --             --         113,200

Common Shares Issued - Debenture Conversion
Premium                                       3,106,502      311      1,057,844          --             --       1,058,155

Debentures Converted to Common Stock            853,167       85      1,611,114          --             --       1,611,199

Stock Options Issued
   - Compensation for Services Rendered              --       --      3,218,463          --             --       3,218,463

Common Shares Issued
   - Compensation for Services Rendered       1,213,900      121      1,047,086          --             --       1,047,207

Stock Options Exercised                         173,000       17        112,433          --             --         112,450

Warrants Issued to Hockbury Limited and GKN
Securities                                           --       --      1,100,000          --             --       1,100,000

Sale of Shares Under the Equity Line of
Credit Agreement                                439,021       44        483,592          --             --         483,636

Loan to Officer                                      --       --             --  (1,075,000)            --      (1,075,000)

Loan Repayments from Officer                         --       --             --     435,000             --         435,000

Short-Swing Profit on Insider Trading                --       --        408,078          --             --         408,078

Net Loss                                             --       --             --          --     (8,398,760)     (8,398,760)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                  19,784,520  $ 1,978    $17,964,009   $(640,000)  $(18,214,065)    $  (888,078)


The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York



----------------------------------------------------------------------------------------------------------------------------
                                                                     Additional      Loan                          Total
                                               Number     Common      Paid-In    Receivable-      Accumulated  Stockholders'
                                             of Shares     Stock      Capital    Director/Office    Deficit       Deficit
----------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                  19,784,520  $ 1,978    $17,964,009  $  (640,000)    $(18,214,065)   $(888,078)

Capital Contribution - Interest Expense              --       --         19,264           --               --       19,264

Common Shares Issued - Note Conversion
Premium                                              --       --        204,762           --               --      204,762

Notes Converted to Common Stock                  98,640       10         28,990           --               --       29,000

Warrants Issued - Convertible Notes                  --       --         55,543           --               --       55,543

Stock Options Issued
   - Compensation for Services Rendered              --       --      1,394,752           --               --    1,394,752

Common Shares Issued
   - Compensation for Services Rendered       1,821,500      182        979,694           --               --      979,876

Stock Options Exercised                       4,933,975      494      2,869,896           --               --    2,870,390

Sale of Shares Under the Equity Line of
Credit Agreement                                614,156       61        487,303           --               --      487,364

Sale of Shares Under the Private Placement
Memorandum                                      258,621       26         74,974           --               --       75,000

Receivable on Option Exercise                        --       --        (25,000)          --               --      (25,000)

Loan Repayments from Officer                         --       --             --      640,000               --      640,000

Net Loss                                             --       --             --           --       (6,285,594)  (6,285,594)
------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                  27,511,412   $2,751    $24,054,187       $  --      $(24,499,659) $  (456,344)
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York



STATEMENTS OF OPERATIONS

----------------------------------------------------


 Years ended December 31,                  2002        2001
----------------------------------------------------------------

Revenues
Licensing Revenue                        $    --    $ 300,000
Net Sales                                 40,160           --
----------------------------------------------------------------
                                          40,160      300,000
----------------------------------------------------------------

Expenses
Cost of Sales                             10,250           --
General and Administrative             1,972,329    1,378,791
Marketing and Business Development       975,077      201,808
Research and Development                 572,617      479,881
----------------------------------------------------------------
                                       3,530,273    2,060,480
Financial Accounting Expenses
  Not Requiring the Use of Cash During the
Period:
Depreciation and Amortization             60,928       27,159
Interest Expense                          19,942      232,819
Share and Option Grants to Officers,
Directors

   Investors and Consultants           2,467,929    4,265,670
Conversion Premium on Convertible
 Notes                                   204,762    1,057,844
Warrants Issued                           55,543    1,100,000
----------------------------------------------------------------

Total Expenses                         6,339,377    8,743,972
----------------------------------------------------------------

Loss Before Other Income and
(Expenses)                            (6,299,217)  (8,443,972)
----------------------------------------------------------------

Other Income and (Expenses)
Interest Income                               --       45,212
----------------------------------------------------------------

Total Other Income and (Expenses)             --       45,212
----------------------------------------------------------------

Net Loss for the Period               $(6,299,217)  $(8,398,760)
----------------------------------------------------------------

Loss per Common Share - Basic and
Diluted                               $    (0.26)  $      (0.53)
----------------------------------------------------------------

Weighted Average Number
  of Common Shares Outstanding -
       Basic and Diluted              24,644,912     15,817,111
----------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

   L.A.M. PHARMACEUTICAL, CORP.
   (A DELAWARE CORPORATION)
   Lewiston, New York


   STATEMENTS OF CASH FLOWS
   -----------------------------------------------------------------------------
    Years ended December 31,                           2002           2001
   -----------------------------------------------------------------------------

   Cash Flows from Operating Activities


   Net Loss                                         $(6,299,217)   $(8,398,760)

   Adjustments to Reconcile Net Loss for the
   Period to Cash Flows from Operating
   Activities:
   Depreciation and Amortization                         60,928         27,159
   Capital Contributions:
      Deemed Interest Expense on Loans from
   Stockholders                                          19,264        113,200
   Share and Option Grants - Officers,
   Directors Investors and Consultants                2,558,328      4,265,670
   Warrants Issued                                       55,543      1,100,000
   Conversion Premium on Convertible
   Notes                                                204,762      1,058,155
   Interest on Converted Debentures                          --        121,449

   Changes in Assets and Liabilities:
   Accounts Receivable                                  (13,643)        30,567
   Inventory                                           (452,335)        23,375
   Prepaid Expenses                                      (1,342)        (2,705)
   Accounts Payable and Accrued Expenses                548,365        204,515
   -----------------------------------------------------------------------------

   Net Cash Flows from Operating Activities          (2,692,347)    (1,457,375)
   -----------------------------------------------------------------------------

   Cash Flows from Investing Activities
   Purchases of Property and Equipment                  (26,841)      (112,508)
   Purchases of Patents and Trademarks, Net             (95,169)      (169,361)
   -----------------------------------------------------------------------------

   Net Cash Flows from Investing Activities            (122,010)      (281,869)
   -----------------------------------------------------------------------------
                                                              -continued-


The accompanying notes are an integral part of these financial statements.

  L.A.M. PHARMACEUTICAL, CORP.
  (A DELAWARE CORPORATION)
  Lewiston, New York


  STATEMENTS OF CASH FLOWS - continued
   -----------------------------------------------------------------------------
    Years ended December 31,                           2002           2001
   -----------------------------------------------------------------------------

  Cash Flows from Financing Activities
  Proceeds from Issuance of Common Stock               75,000           --
  Proceeds from Convertible Notes                     700,000           --
  Proceeds from Exercise of Stock Options           1,750,490      112,450
  Proceeds from Sale of Shares Under
     the Equity Line of Credit Agreement              487,364      483,636
  Issuance of Loan Receivable - Officer, Net               --     (640,000)
  Repayment of Convertible Notes                           --     (108,500)
  Advances from Stockholders                              433           --
  ------------------------------------------------------------------------------

  Net Cash Flows from Financing Activities         3,978,993      (152,414)
  ------------------------------------------------------------------------------

  Net Change
     in Cash and Cash Equivalents                    198,930    (1,891,658)

  Cash and Cash Equivalents - Beginning of
  Period                                              11,284     1,902,942
  ------------------------------------------------------------------------------

  Cash and Cash Equivalents - End of Period      $   210,214   $    11,284
  ------------------------------------------------------------------------------

  NON-CASH INVESTING AND FINANCING ACTIVITIES
  -----------------------------------------------------------------------

  Offsetting of Stockholders Receivable
  and Payable                                    $   728,000   $       --
  Short-Swing Profit on Insider Trading
    - Offset Against Loan Payable to
  Shareholder                                    $        --   $  408,078
                                                 $        --   $1,489,750
  Debentures Converted to Common Stock
  Exercise of Stock Options                      $   835,700   $       --
  ------------------------------------------------------------------------------

  SUPPLEMENTAL DISCLOSURE
  ------------------------------------------------------------------------------

  Interest Paid                                  $        --   $       --
  Income Taxes Paid                              $        --   $       --
  ------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

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

Note B - Nature of Operations  and Summary of  Significant  Accounting  Policies
        L.A.M. Pharmaceutical, Corp. was incorporated on July 24, 1998 under the laws of the State of Delaware. The Company has the authority to issue 50,000,000 shares of common stock, $.0001 par value. The Company's corporate objective is to develop, market andn license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using the Company's patented L.A.M. Ionic Polymer Matrix TM technology. The Company currently serves the healthcare market in the USA.

        Development Stage
        In August 2002, the Company commenced sales of its L.A.M. IPM Wound Gel(TM) and as a result has revised its presentation of the financial statements from a development stage company to that of an operating company.

        Revenue Recognition
        The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns.

        Royalty revenue on the exclusive world-wide license agreement (the License Agreement) with Ixora Bio-Medical Company Inc. (Ixora) will be recorded when received.

        Method of Accounting
        The Company maintains its books and prepares its financial statements on the accrual basis of accounting.
                                                               - continued -

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

        Inventory
        Inventory is comprised of finished goods and raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market is based on the lower of replacement cost or net realizable value.

        Property, Equipment and Depreciation
        Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives as follows:

                  Furniture and Fixtures                     5 - 7 Years
                  Computer Equipment                         5 - 7 Years
                  Leasehold Improvements                         5 Years

        Maintenance and repairs are charged to expense as incurred. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

          Patents and Trademarks
          Patents are carried at cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 17 years from the date of issuance of the patent. Amortization expense for the years ended December 31, 2002 and 2001 was $37,860 and $16,236, respectively. Accumulated amortization associated with patents and trademarks at December 31, 2002 and 2001 amounted to $89,767 and $51,908, respectively. - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note B -          Nature of Operations and Summary of  Significant  Accounting
        Policies - continued

        Impairment of Assets
        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This standard superceded SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," but also retained its basic provision requiring (i) recognition of an impairment loss of the carrying amount of a long-lived asset if it is not recoverable from its undiscounted cash flows and (ii) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset unless an asset is held for sale, in which case it would be stated at the lower of carrying amount or fair value less costs to dispose. However, SFAS No. 144 also describes a probability-weighted cash flow estimation approach to deal with situations which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates made by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists.

        Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset's carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value

        Research and Development Costs
        Research and development expenditures are expensed as incurred.

        Net Income (Loss) Per Common Share
  Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of debentures, stock options and warrants granted would have an anti-dilutive effect on earnings per share.

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

                                                               - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note B -          Nature of Operations and Summary of  Significant  Accounting
Policies - continued

        Share and Option Grants
        As described in Note K, the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion (APBO) No. 25 "Accounting for Stock Issued to Employees", for stock-based compensation and awards made to employees - the intrinsic value method. Pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation" has been furnished in Note K. Stock options granted to investors and consultants are subject to the provisions of SFAS No. 123 and are recorded at the fair value of the option at the date of grant

        Financial Instruments
        The Company's financial instruments consist of cash, accounts receivable and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

        The fair value of due to stockholders and loan receivable - officer could not be obtained without incurring excessive costs as they have no readily determinable market place.

        New Pronouncements
        In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
        145). SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and therefore meet the criteria for classification as an extraordinary item. SFAS 145 also requires that modifications to a capital lease that make it an operating lease be accounted for, as applicable, in accordance with FASB Statement No. 98, Accounting for Leases, or FASB Statement No. 28, Accounting for Sales with Leasebacks. SFAS 145 is required to be applied in fiscal years beginning after May 15, 2002 and to provisions relating to modifications of a capital lease that make it an operating lease as of May 15, 2002. Upon adoption of SFAS 145, gains and losses on debt extinguishment that have been shown on the income statement as extraordinary items in prior periods should be reclassified, unless they meet the criteria for extraordinary status per Opinion 30. Management does not anticipate that the adoption of SFAS 145 will have any material impact on the financial statements.

        In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS 146 will have any material impact on the financial statement.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note C -          Licensing Agreement
        The Company has an exclusive license agreement (the License Agreement) with Ixora Bio-Medical Company, Inc. (Ixora). Under the License Agreement, Ixora has paid the Company $500,000 for the exclusive rights of the Company's male and female sexual dysfunction product technology. Ixora has also agreed to pay all costs for the development, registration and protection of intellectual property, including but not limited to patent costs, raw material costs, clinical development costs and compensation of all Company personnel involved in the sexual dysfunction product technology.

Note D -Inventory
        Inventories at December 31 consisted of the following:

        ------------------------------------------------------------------------
                                                             2002        2001
        ------------------------------------------------------------------------

        IPM Wound Gel(TM)                               $ 539,460       $  --
        Raw Materials                                      10,625      97,750
        ------------------------------------------------------------------------

        Inventories                                     $ 550,085    $ 97,750
        ------------------------------------------------------------------------

Note E -Property and Equipment
        Property and equipment are recorded at cost and consisted of the following:

        ------------------------------------------------------------------------
        December 31,                                         2002        2001
        ------------------------------------------------------------------------

        Furniture and Fixtures                          $ 127,493   $ 122,101
        Computer Equipment                                 43,544      22,095
        Leasehold Improvements                             30,692      30,692
        ------------------------------------------------------------------------
                                                        $ 201,729   $ 174,888
        Less:  Accumulated Depreciation                   (76,771)    (53,703)
        ------------------------------------------------------------------------

        Net Property and Equipment                       $124,958   $ 121,185
        ------------------------------------------------------------------------

        Depreciation expense for the years ended December 31, 2002 and 2001 was $23,068 and $10,923, respectively.

Note F -          Due to Stockholders
        The Company has a liability for cash advances and salaries and other expenses incurred in earlier years due to its stockholders totaling $164,037 and $848,037 at December 31, 2002 and 2001, respectively. The Company has agreements with these stockholders, which provides for payment of this obligation without interest, not to exceed 25% of the profits realized by the Company in any year. The Company has imputed interest at 5.75% in 2002 and 8.5% in 2001 and charged operations for each of the periods presented with an offsetting credit to additional paid-in capital.

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

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note H -          Loan Receivable - Director
        Between February and April 2001, Alan Drizen, the Company's former President, borrowed $1,075,000 from the Company. The amounts borrowed were used by Mr. Drizen to purchase shares of the Company's common stock in an effort to stabilize the share price in the face of extensive short selling of the shares.

        Mr. Drizen had agreed to repay this amount to the Company, together with interest at 6% per year, in accordance with the terms of a promissory note. The note provided for a series of periodic payments with the unpaid amount of the note, together with any accrued and unpaid interest, due on March 31, 2002.

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

        During the year ended December 31, 2002, Mr. Drizen exercised options to acquire 2,650,000 shares of the Company's common stock. The total exercise price of these options was $1,537,000. Pursuant to the terms of an agreement, signed in January 2003, with Mr. Drizen, the Company forgave the $627,000 owed by Mr. Drizen and has charged the amount to expense

Note I -          Income Taxes
        The components of the deferred tax asset (liability) at December 31 are as follows:

        ------------------------------------------------------------------------
        December 31,                                          2002        2001
        ------------------------------------------------------------------------

        Net Operating Loss                               $2,188,479   $1,347,713
        Stock Options                                       610,769      456,497
        Patents                                              80,547      160,630
        ------------------------------------------------------------------------
                   Gross Deferred Tax Assets              2,879,795    1,347,713
        ------------------------------------------------------------------------
        Property, Plant and Equipment                        (2,155)     (1,367)
        ------------------------------------------------------------------------
                   Gross Deferred Tax Liabilities            (2,155)     (1,367)
        ------------------------------------------------------------------------
                   Net Deferred Tax Assets                2,877,640    1,963,473
        ------------------------------------------------------------------------
        Valuation Allowance                              (2,877,640) (1,963,473)
        Net Deferred Taxes                              $        --  $       --
        ------------------------------------------------------------------------

                                                                   -continued-

------------------------------------------------------------------------------
L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note I -          Income Taxes - continued

        The net operating loss carryforwards expire in varying amounts from 2013 to 2017. The Company has fully reserved for any future tax benefits from the net operating loss carryforwards and net deferred tax assets since it has not generated any revenues to date.

Note J -          Convertible Notes
        During 2002, L.A.M. sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors for $700,000. The notes do not bear interest, are unsecured and are payable on November 1, 2005.

        At the holder's option, the notes are convertible into shares of L.A.M.'s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The initial Conversion Price is $0.29.

        If L.A.M. sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable Conversion Price, the Conversion Price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

        Upon the occurrence of any of the following events, L.A.M. is required to redeem the notes at a price equal to 120% of the then outstanding principal balance of the notes:

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

      The Series A warrants allow the holders to purchase 596,590 shares of L.A.M.'s common stock at a price of $0.35 per share at any time prior to November 1, 2007.

      If L.A.M. sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the exercise price of the Series A warrants will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

                                                           -continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note J -          Convertible Notes - continued
        The Series B warrants allow the holders to purchase 1,312,500 shares of L.A.M.'s common stock at a price of $0.80 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of L.A.M.'s common stock has exceeded $1.20, L.A.M. has the right, upon 15 days advance written notice to the holders of the Series B warrants, to force the holders to exercise the unexercised portion of the Series B warrants.

        The Series C warrants allow the holders to purchase 875,000 shares of L.A.M.'s common stock at a price of $1.20 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of L.A.M.'s common stock has exceeded $2.00, L.A.M. has the right, upon 15 days advance written notice to the holders of the Series C warrants, to force the holders to exercise the unexercised portion of the Series C warrants.

        The Series D warrants allow the holders to purchase 656,250 shares of L.A.M.'s common stock at a price of $1.60 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of L.A.M.'s common stock has exceeded $2.50, L.A.M. has the right, upon 15 days advance written notice to the holders of the Series D warrants, to force the holders to exercise the unexercised portion of the Series D warrants.

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

                - L.A.M.'s common stock is listed for trading on the OTC Bulletin Board

        The conversion premium on the convertible notes at the date of issuance and the number of common share equivalents outstanding are as follows:



        -----------------------------------------------------------------------------

                               Number of                Excess of Fair Value
                             Common Share  Conversion     of Common Stock     Conversion
                              Equivalents     Price       Over Debentures      Premium
        -----------------------------------------------------------------------------

        Issued in 2002        2,380,952     $ 0.294        $ 204,762       $204,762

        -----------------------------------------------------------------------------

        Converted in 2002      (98,640)     $ 0.294

        -----------------------------------------------

        Outstanding at
        December 31, 2002     2,282,312     $ 0.294
        -----------------------------------------------


                                                              - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note J -          Convertible Notes - continued

        The excess fair value of the common stock into which the notes can convert at the conversion date over the proceeds is recorded as conversion premium and is limited to the amount of the proceeds of the debentures. Accordingly, 204,762 was recorded in 2002 as a charge to conversion premium and a credit to additional paid-in capital in the accompanying financial statements.

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

Note K -      Share and Option Grants
        The Company has stock option plans under which employees, non-employee directors, consultants and investors may be granted options to purchase shares of the Company's common stock. Options have varying vesting and expiration dates.

        The Company has elected to follow APBO No. 25 and related Interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of

                                                           -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note K -      Share and Option Grants - continued
         compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Stock options and awards made to investors and consultants are subject to the provisions of SFAS No. 123.

        Employees
        During 2002, the Company granted stock options for 485,000 shares of common stock to employees as compensation for services rendered at exercise prices that were below the fair value of the common stock at the date of grant. In accordance with APBO 25, the Company recognized compensation expense of $71,934 as a charge against operations during 2002 for the difference between the fair value and the exercise price of the common stock at the date of grant. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                           For the year ended
                                              December 31,
                                            2002       2001
                                         -----------------------

                      Net loss
                         As reported     $6,299,217  $8,398,760
                         Pro forma       $6,339,006  $8,398,760
                      Earnings per share
                         As reported       $ 0.26     $ 0.53
                         Pro forma         $ 0.26     $ 0.53


        Consultants
        During 2002 and 2001 the Company granted stock options for 1,517,000 and 1,710,000 shares, respectively, of common stock to consultants as compensation for services rendered. In accordance with SFAS 123, the Company recognized compensation expense during 2002 and 2001 of $358,612, and $100,125, respectively, for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

        Directors
        During 2002 and 2001, the Company granted additional stock options for 2,000,000 and 4,275,000 shares, respectively, of common stock to directors as compensation for services rendered. In accordance with SFAS No. 123, the Company recognized compensation expense during 2002 and 2001 of $878,000 and $2,199,375, respectively, for the fair value of the options at the date of the grant using a Black Scholes option-pricing model.

        Investors
        During 2001, the Company granted stock options for 5,005,000 shares of common stock to investors. In accordance with SFAS No. 123, the Company recognized compensation expense during 2001 of $565,025 for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

                                                            -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note K - Share and Option Grants - continued The following assumptions were used:

        ------------------------------------------------------------------------
        December 31,                                      2002       2001
        ------------------------------------------------------------------------

        Weighted Average Fair Value of                    $0.39    $ 0.26
        Options
        Weighted Average Exercise Price                   $0.67    $ 0.78
        Expected Market Volatility                          9.4%      7.0%
        Risk Free Interest Rate                            4.37%     4.76%
        Expected Life (Years)                               5.0       5.0
        Expected Dividend Yield                               0%        0%
        ------------------------------------------------------------------------

        Stock option transactions for the two years ending December 31, 2002 are summarized as follows:

        ------------------------------------------------------------------------
                                                                Weighted Average
                                                 Outstanding     Exercise Price
        ------------------------------------------------------------------------

        At December 31, 2000                       2,394,466            $ 2.84
        Granted                                   11,616,993            $ 0.73
        Exercised                                   (173,000)           $ 0.65
        Forfeited/Expired                           (992,966)           $ 2.26
        ------------------------------------------------------------------------

        At December 31, 2001                      12,845,493            $ 0.80
        Granted                                    4,002,000            $ 0.71
        Exercised                                 (5,083,975)           $ 0.58
        Forfeited/Expired                           (224,018)           $ 1.72
        ------------------------------------------------------------------------

        At December 31, 2002                      11,539,500            $ 0.80
        ------------------------------------------------------------------------

        The following table summarizes information about fixed stock options outstanding at December 31, 2002:

        ----------------------------------------------------------------------
                             Options Outstanding         Options Exerciseable
                                  Weighted    Weighted             Weighted
                        Shares     Average     Average    Shares    Average
          Range of    Under       Remaining   Exercise   Under     Exercise
          Exercise      Option      Life        Price     Option     Price
           Prices
        ----------------------------------------------------------------------

     $ 0.58 - $1.00   10,789,500    5.02       $ 0.64    9,884,500   $ 0.62
     $ 1.25 - $2.50      325,000    3.70       $ 2.19      325,000   $ 3.70
     $ 2.75 - $4.00      400,000    2.32       $ 3.56      400,000   $ 2.32
              $7.50       25,000     0.12       $ 7.50      25,000   $ 0.12
     -------------------------------------------------------------------------

                                                             -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note K -          Share and Option Grants - continued
        .
        During 2002 and 2001, the Board of Directors authorized the repricing of options to purchase shares of common stock at rates ranging from $0.58 and $2.00 and $0.58 to $0.90, respectively. Of the options repriced in 2002, 25,000 also had the expiration dated extended by 12 months. All options repriced in 2001 maintained the same expiration terms. Approximately 225,000 and 1,930,000 options, respectively were repriced under this program, which accounted for approximately 2% and 15%, respectively of options outstanding as of December 31, 2002 and 2001. In accordance with SFAS 123, the Company recognized compensation expense during 2002 and 2001 of $1,600 and $323,125, respectively for the fair value of the options at the date they were repriced using a Black Scholes option-pricing model.

        During 2002 and 2001, the Board of Directors authorized the extension of expiration dates of options to purchase shares of common stock. The extensions were for periods ranging from 12 months to 36 months and 12 months to 24 months, respectively. Approximately 3,090,000 and 452,500 options, respectively were extended under this program, which accounted for approximately 27% and 4%, respectively, of options outstanding as of December 31, 2002 and 2001. In accordance with SFAS 123, the Company recognized compensation expense during 2002 and 2001 of $70,980 and $30,813, respectively for the fair value of the options at the date their expiration date was extended using a Black Scholes option-pricing model.

        In 2002 and 2001, the Company granted awards of 2,346,500 and 1,213,900, respectively, of common stock as compensation to outside consultants. The Company has charged operations in 2002 and 2001 for the fair value of the common stock awarded on the date of the grants in the amount of $1,147,927 and $1,047,207, respectively.

Note L -    Equity Line of Credit Agreement
        On January 24, 2001, the Company entered into an equity line of credit agreement with Hockbury Limited in order to establish a source of funding for the development of the Company's technology. The equity line of credit agreement established what is sometimes also referred to as an equity drawdown facility. The Company issued 1,053,177 shares of common stock and received $971,000 in net proceeds under the equity line of credit agreement.

        On July 22, 2002 the Company terminated the equity line of credit agreement with Hockbury Limited. As consideration for the cancellation of the agreement, the Company re-priced the warrants held by Hockbury Limited to purchase 482,893 shares of common stock from a price of $4.56 per share to $1.35 per share. This re-pricing had no effect on operations for the year ended December 31, 2002. The warrants may be exercised at any time prior to January 24, 2004.

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

        Future minimum payments are as follows:

              2003         2004        2005         2006        2007       Total
        ------------------------------------------------------------------------
          $ 76,636     $ 37,400         $--          $--         $--   $ 114,036
        ------------------------------------------------------------------------

        Rent expense under operating leases was $63,811 and $66,965 for the years ended December 31, 2002 and 2001, respectively.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note O - Contingencies
         An investor relations firm formerly used by the Company filed a claim against the Company with the American Arbitration Association. The claim alleges that the Company failed to pay the investor relations firm in accordance with the terms of an agreement between the parties. On March 26, 2003 a hearing was held before an arbitrator regarding this matter. At the hearing the investor relations firm claimed damages from the Company in the amount of approximately $600,000 as a result of the Company's breach of the agreement. In contrast, the Company contends that the investor relations firm did not provide the services required by the agreement and as a result no additional amounts are due to the investor relations firm. A decision by the arbitrator is expected by April 30, 2003.

         While management is not able at the present time to determine the outcome of these matters, based upon information currently available, management presently believes that the probability is remote that its resolution will have a material adverse effect on the Company's financial position or results of operations.

Note P - Related Party Transactions
        A director and shareholder of the Company is a partner in the law firm that acts as counsel and patent attorneys to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $229,000 and $244,000 in 2002 and 2001, respectively.

Note Q - Concentrations
        The Company recorded its first sales in August 2002. During 2002, the largest customer accounted for 60% of net sales. As the Company has just begun to sell its products, the Company does not believe that they are dependent on the current customer base for future sales.


Note R - Subsequent Events
        On February 4, 2003 the Company signed a binding Letter of Intent to acquire selected assets of Actium Pharmaceuticals, Inc., a Delaware corporation. Upon further due diligence, both parties agreed not to move forward witht the transaction

        On January 10, 2003, L.A.M. issued 750,000 options at an exercise price of $0.58 to Mr. Drizen pursuant to an agreement signed on January 4, 2003. The 750,000 options have a vesting date of July 15, 2003 and expire on July 15, 2008. These options will have no impact on the statement of operations for the first quarter of 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

                                   L.A.M. PHARMACEUTICAL, CORP.

                                   By: /s/ Joseph Slechta
                                      ------------------------------------
                                      Joseph  Slechta,  President  and Principal
                                      Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph Slechta
--------------------
Joseph Slechta                     Director     March 31, 2003


/s/ Peter Rothbart
-------------------
Peter Rothbart                     Director     March 31, 2003


/s/ Gary M. Nath
-------------------
Gary M. Nath                       Director     March 31, 2003

                                  CERTIFICATION

     In connection with the Annual Report of L.A.M. Pharmaceutical, Corp. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Slechta, President and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  March 31, 2003                /s/ Joseph Slechta
                                     ------------------------------
                                     Joseph Slechta
                                     President and Principal Financial Officer

                                 Certifications

     I, Joseph Slechta, President and Principal Financial Officer of L.A.M. Pharmaceutical, Corp., certify that:

1. I have reviewed this annual report on Form 10-KSB of L.A.M. Pharmaceutical, Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003           /s/ Joseph Slechta
                                ------------------------------------------
                                Joseph   Slechta,   President   and   Principal
                                Financial Officer