Form 10KSB/A
period 2002-12-31
LAM PHARMACEUTICAL CORP
filed 2003-05-16
CIK 1071272

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

Other Options

      During the year ended December 31, 2002 certain persons, who were not affiliated with L.A.M., assigned options to purchase shares of L.A.M.'s common stock to the following officers and directors:

                     Shares Issuable                           Options Exercised
                     Upon Exercise     Exercise   Expiration          as of
   Name                of Options       Price       Date        March 28, 2003
   ----              --------------    --------    ---------    ---------------

   Joseph T. Slechta    190,000          $0.58      1/18/08         90,000
   Peter Rothbart       190,000          $0.58      1/18/08        120,000
   Gary M. Nath         190,000          $0.58      1/18/03        190,000
   Alan Drizen (1)    1,550,000          $0.58      1/18/03      1,550,000

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








Rotenberg & Co., LLP
Rochester, New York
  February 27, 2003
(Except for Note O, as to which the date is March 27, 2003)

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


BALANCE SHEETS
--------------------------------------------------------------------------------
December 31,                                               2002           2001
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                             $   210,214        $11,284
Accounts Receivable                                        13,643             --
Other Receivable                                               --         44,433
Inventory                                                 550,085         97,750
Prepaid Expenses                                            6,686          5,344
--------------------------------------------------------------------------------
Total Current Assets                                      780,628        158,811

Property and Equipment - Net of Accumulated
Depreciation                                              124,958        121,185

Other Assets
Patents and Trademarks - Net of Accumulated
Amortization                                              546,631        489,322
--------------------------------------------------------------------------------
Total Assets                                           $1,452,217     $  769,318
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses                  $  866,164      $ 601,999

Convertible Notes                                         671,000              -
--------------------------------------------------------------------------------

Total Current Liabilities                               1,537,164        601,999

Other Liabilities

Due to Stockholders                                       164,037        848,037

Deferred Royalty Revenue                                  207,360        207,360
--------------------------------------------------------------------------------

Total Liabilities                                       1,908,561      1,657,396
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

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York



----------------------------------------------------------------------------------------------------------------------------
                                                                     Additional      Loan                          Total
                                               Number     Common      Paid-In    Receivable-      Accumulated  Stockholders'
                                             of Shares     Stock      Capital    Director/Office    Deficit       Deficit
----------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                  19,784,520  $ 1,978    $17,964,009  $  (640,000)    $(18,214,065)   $(888,078)

Capital Contribution - Interest Expense              --       --         19,264           --               --       19,264

Common Shares Issued - Note Conversion
Premium                                              --       --        204,762           --               --      204,762

Notes Converted to Common Stock                  98,640       10         28,990           --               --       29,000

Warrants Issued - Convertible Notes                  --       --         55,543           --               --       55,543

Stock Options Issued
   - Compensation for Services Rendered              --       --      1,394,752           --               --    1,394,752

Common Shares Issued
   - Compensation for Services Rendered       1,821,500      182        979,694           --               --      979,876

Stock Options Exercised                       4,933,975      494      2,869,896           --               --    2,870,390

Sale of Shares Under the Equity Line of
Credit Agreement                                614,156       61        487,303           --               --      487,364

Sale of Shares Under the Private Placement
Memorandum                                      258,621       26         74,974           --               --       75,000

Receivable on Option Exercise                        --       --        (25,000)          --               --      (25,000)

Loan Repayments from Officer                         --       --             --      640,000               --      640,000

Net Loss                                             --       --             --           --       (6,299,217)  (6,229,217)
------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                  27,511,412   $2,751    $24,054,187       $  --      $(24,513,282) $  (456,344)
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

   L.A.M. PHARMACEUTICAL, CORP.
   (A DELAWARE CORPORATION)
   Lewiston, New York


   STATEMENTS OF CASH FLOWS
   -----------------------------------------------------------------------------
    Years ended December 31,                           2002           2001
   -----------------------------------------------------------------------------

   Cash Flows from Operating Activities


   Net Loss                                         $(6,299,217)   $(8,398,760)

   Adjustments to Reconcile Net Loss for the
   Period to Cash Flows from Operating
   Activities:
   Depreciation and Amortization                         60,928         27,159
   Write-off of receivable                              627,000             --
   Capital Contributions:
      Deemed Interest Expense on Loans from
   Stockholders                                          19,264        113,200
   Share and Option Grants - Officers,
   Directors Investors and Consultants                2,558,328      4,265,670
   Warrants Issued                                       55,543      1,100,000
   Conversion Premium on Convertible
   Notes                                                204,762      1,058,155
   Interest on Converted Debentures                          --        121,449

   Changes in Assets and Liabilities:
   Accounts Receivable                                  (13,643)        30,567
   Inventory                                           (452,335)        23,375
   Prepaid Expenses                                      (1,342)        (2,705)
   Accounts Payable and Accrued Expenses                548,365        204,515
   -----------------------------------------------------------------------------

   Net Cash Flows from Operating Activities          (2,692,347)    (1,457,375)
   -----------------------------------------------------------------------------

   Cash Flows from Investing Activities
   Purchases of Property and Equipment                  (26,841)      (112,508)
   Purchases of Patents and Trademarks, Net             (95,169)      (169,361)
   -----------------------------------------------------------------------------

   Net Cash Flows from Investing Activities            (122,010)      (281,869)
   -----------------------------------------------------------------------------
                                                              -continued-


The accompanying notes are an integral part of these financial statements.

  L.A.M. PHARMACEUTICAL, CORP.
  (A DELAWARE CORPORATION)
  Lewiston, New York


  STATEMENTS OF CASH FLOWS - continued
   -----------------------------------------------------------------------------
    Years ended December 31,                           2002           2001
   -----------------------------------------------------------------------------

  Cash Flows from Financing Activities
  Proceeds from Issuance of Common Stock               75,000           --
  Proceeds from Convertible Notes                     700,000           --
  Proceeds from Exercise of Stock Options           1,750,490      112,450
  Proceeds from Sale of Shares Under
     the Equity Line of Credit Agreement              487,364      483,636
  Issuance of Loan Receivable - Officer, Net               --     (640,000)
  Repayment of Convertible Notes                           --     (108,500)
  Advances from Stockholders                              433           --
  ------------------------------------------------------------------------------

  Net Cash Flows from Financing Activities          3,013,287     (152,414)
  ------------------------------------------------------------------------------

  Net Change
     in Cash and Cash Equivalents                    198,930    (1,891,658)

  Cash and Cash Equivalents - Beginning of
  Period                                              11,284     1,902,942
  ------------------------------------------------------------------------------

  Cash and Cash Equivalents - End of Period      $   210,214   $    11,284
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

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note M - Common Stock
        The Company is authorized to issue 50,000,000 shares of common stock. Holders of common stock are each entitled to cast one vote for each share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding common stock can elect all directors.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

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


/s/ Joseph Slechta
--------------------
Joseph Slechta                     Director     May 15, 2003


/s/ Peter Rothbart
-------------------
Peter Rothbart                     Director     May 15, 2003


/s/ Gary M. Nath
-------------------
Gary M. Nath                       Director     May 15, 2003

                                  CERTIFICATION

     In connection with the Annual Report of L.A.M. Pharmaceutical, Corp. (the "Company") on Form 10-KSB/A for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Slechta, President and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  May 15, 2003                  /s/ Joseph Slechta
                                     ------------------------------
                                     Joseph Slechta
                                     President and Principal Financial Officer

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

Date:  May 15, 2003             /s/ Joseph Slechta
                                ------------------------------------------
                                Joseph   Slechta,   President   and   Principal
                                Financial Officer