Form 10QSB
period 2003-03-31
LAM PHARMACEUTICAL CORP
filed 2003-05-16
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-30641

                          L.A.M. PHARMACEUTICAL, CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                              52-2278236
        -------------------                --------------------------
     (State of incorporation)        (I.R.S. Employer Identification Number)


                            800 Sheppard Avenue West,
                                Commercial Unit 1
                        Toronto, Ontario, Canada M3H 6B4
               (Address of principal executive offices) (Zip Code)


                                 (877) 526-7717
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]        NO [ ]


As of May 12, 2003, the Company had 29,583,146 issued and outstanding shares of common stock.

                          L.A.M. PHARMACEUTICAL, CORP.

                            (A DELAWARE CORPORATION)
                               Lewiston, New York

                      -------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                 March 31, 2003
                      -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


TABLE OF CONTENTS
-----------------------------------------------------------------------------


Independent Accountants' Report on Interim Financial Information       F-2

Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002     F-3

Statements of Changes in Stockholders' Equity (Deficit) for the
Three Months Ended March 31, 2003 and 2002 (Unaudited)                 F-4

Statements of Operations for the Three Months Ended March 31, 2003
and 2002 (Unaudited)                                                   F-5

Statements of Cash Flows for the Three Months Ended March 31, 2003
and 2002 (Unaudited)                                               F-6 to F-7

Notes to Financial Statements                                      F-8 to F-9

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
L.A.M. Pharmaceutical, Corp.
 (A Delaware Corporation)
Lewiston, New York

      We have reviewed the accompanying balance sheet of L.A.M. Pharmaceutical, Corp. as of March 31, 2003, and the related statements of changes in stockholders' equity (deficit), operations, and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of L.A.M. Pharmaceutical, Corp. as of December 31, 2002 (presented herein), and the related statements of changes in stockholders' equity (deficit) (presented herein), operations, and cash flows (not presented herein) for the year then ended; and in our report dated February 27, 2003, except for Note O, as to which the date is March 27, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 and the related statement of stockholders' equity (deficit) for the year then ended is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.



/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  May  6, 2003

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       (Unaudited)
                                                         March 31,  December 31,
                                                           2003        2002
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                               $  117,992   $  210,214
Accounts Receivable                                          9,577       13,643
Inventory                                                  533,615      550,085
Prepaid Expenses                                             9,731        6,686
--------------------------------------------------------------------------------
Total Current Assets                                       670,915      780,628

Property and Equipment - Net of Accumulated Depreciation   119,288      124,958

Other Assets
Patents and Trademarks - Net of Accumulated Amortization   564,042      546,631
--------------------------------------------------------------------------------
Total Assets                                            $1,354,245   $1,452,217
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses                   $  997,470   $  866,164
Due to Stockholders - due within one year                  139,390            -
Accrued Arbitration Settlement                             600,000            -
Convertible Notes                                          160,400      671,000
--------------------------------------------------------------------------------
Total Current Liabilities                                1,897,260    1,537,164

Other Liabilities
Due to Stockholders - due after one year                   164,037      164,037
Deferred Royalty Revenue                                   207,360      207,360
--------------------------------------------------------------------------------
Total Liabilities                                        2,268,657    1,908,561
--------------------------------------------------------------------------------
Stockholders' Equity (Deficit)
Common Stock - $.0001 Par; 50,000,000 Shares Authorized;
               29,583,146 and 27,511,412 Shares
               Issued and Outstanding, Respectively          2,958        2,751
Additional Paid-In Capital                              24,513,619   24,054,187
Deficit Accumulated During Development Stage           (25,430,989) (24,513,282)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                               (914,412)    (456,344)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit             $1,354,245   $1,452,217
--------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                   Accumulated    Total
                                                                      Additional       Loan          During    Stockholders'
                                                Number       Common    Paid-In      Receivable -   Development    Equity
                                              of Shares      Stock     Capital    Director/Officer    Stage      (Deficit)
----------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                  19,784,520      $1,978   $17,964,009   $ (640,000) $(18,214,065)  $ (888,078)

Capital Contribution - Interest Expense              --          --        10,070           --            --       10,070
Stock Options Granted -
  Compensation for Services Rendered                 --          --       948,600           --            --       948,600
Stock Options Exercised                       2,055,000         206     1,191,744           --            --     1,191,950
Sale of Shares Under the Equity Line of
Credit Agreement                                143,185          14        91,986           --            --        92,000
Receivable on Option Exercise                        --          --      (104,000)          --            --      (104,000)
Loan Repayments from Director/Officer                --          --            --      640,000            --       640,000
Net Loss for the Period (Unaudited)                  --          --            --           --    (1,475,298)   (1,475,298)
--------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2002 (Unaudited)         21,982,705      $2,198  $ 20,102,409    $      --  $(19,689,363)  $  415,244
--------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                  27,511,412      $2,751  $ 24,054,187    $      --  $(24,513,282)  $ (456,344)

Capital Contribution - Interest Expense              --          --         2,153           --            --         2,153
Stock Options Granted -
  Compensation for Services Rendered                 --          --        10,440           --            --        10,440
Common Shares Issued -
  Compensation for Services Rendered            335,000          33      (79,295)           --            --      (79,262)
Receivable on Option Exercise                        --          --        15,708           --            --         15,708
Conversion of Convertible Notes               1,736,734         174       510,426           --            --       510,600
Net Loss for the Period (Unaudited)                  --          --            --           --      (917,707)     (917,707)
--------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2003 (Unaudited)         29,583,146     $ 2,958  $ 24,513,619     $     --  $(25,430,989)   $ (914,412)
--------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York



STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------
                                         Three Months Ended
                                             March 31,
                                      -------------------------

                                            2003        2002
---------------------------------------------------------------
Revenues

Net Sales                             $   30,844        $  --
---------------------------------------------------------------
                                          30,844           --

Expenses
Cost of Sales                              6,788           --
General and Administrative               159,997      215,755
Marketing and Business Development       152,105      161,540
Research and Development                  79,323      124,624
---------------------------------------------------------------
                                         398,213      501,919
Financial Accounting Expenses
  Not Requiring the Use of Cash During the
Period:
Depreciation and Amortization             16,867       14,145
Interest Expense                           2,293       10,634
Share and Option Grants to Officers,
Directors
   Investors and Consultants             (68,822)     948,600
---------------------------------------------------------------
Total Expenses                           348,551    1,475,298

Other Expenses
Provision for Arbitration Settlement     600,000           --
---------------------------------------------------------------
Total Other Expenses                     600,000           --

Net Loss for the Period              $  (917,707) $(1,475,298)
---------------------------------------------------------------
Loss per Common Share - Basic and
Diluted                              $     (0.03) $     (0.07)
---------------------------------------------------------------
Weighted Average Number
  of Common Shares Outstanding -
       Basic and Diluted              29,267,371   21,148,294
---------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------

                                             Three Months Ended
                                                  March 31,
                                          ---------------------------

                                             2003          2002
---------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                    $ (917,707)  $(1,475,298)

Adjustments to Reconcile Net Loss for
the Period
  to Net Cash Flows from Operating
Activities:
Depreciation and Amortization                  16,867        14,145
Capital Contributions:
Deemed Interest Expense on
    Loans from Stockholders                     2,153        10,070
Share and Option Grants - Officers,
    Directors, Investors, and
Consultants                                   (68,822)      948,600

Changes in Assets and Liabilities:
Accounts Receivable                             4,066            --
Inventory                                      16,470         4,250
Prepaid Expenses                               (3,045)     (191,193)
Accounts Payable and Accrued Expenses         131,306         8,791
Accrual for Arbitration Settlement            600,000             -
---------------------------------------------------------------------
Net Cash Flows from Operating Activities     (218,712)     (680,635)
---------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of Property and Equipment            (1,495)       (1,682)
Purchases of Patents and Trademarks -
Net                                           (27,113)      (66,100)
---------------------------------------------------------------------
Net Cash Flows from Investing Activities      (28,608)      (67,782)
---------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options        15,708       912,950
Proceeds from Sale of Shares Under the
  Equity Line of Credit Agreement                   -        92,000
Advances from  Stockholders                   139,390           433
---------------------------------------------------------------------
Net Cash Flows from Financing Activities      155,098     1,005,383
---------------------------------------------------------------------
Net Change in
  Cash and Cash Equivalents                   (92,222)      256,966
Cash and Cash Equivalents - Beginning
of Period                                     210,214        11,284
---------------------------------------------------------------------
Cash and Cash Equivalents - End of          $ 117,992     $ 268,250
Period
---------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
---------------------------------------------------------------------

                                             Three Months Ended
                                                  March 31,
                                          ---------------------------

                                             2003          2002
---------------------------------------------------------------------

Non-Cash Investing and Financing Activities
--------------------------------------------------------------------
Exercise of Stock Options                  $       --     $ 279,000
Offsetting of Stockholders Receivable
and Payables                               $       --     $ 728,000
Debentures Converted to Common Stock       $  510,600     $       -
--------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE
--------------------------------------------------------------------
Interest Paid                              $       --     $      --
Income Taxes Paid                          $       --     $      --
--------------------------------------------------------------------

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

Note B - Accounting Policies

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

Note C - Inventory
        Inventories at March 31, 2003 consisted of the following:

        -------------------------------------------------------------------
        IPM Wound Gel(TM)                                       $ 522,990
        Raw Materials                                              10,625
        -------------------------------------------------------------------

        Inventories                                             $ 533,615
        -------------------------------------------------------------------

------------------------------------------------------------------------------
Note D - Share and Option Grants The Company has stock option plans under which employees, non-employee directors, consultants and investors may be granted options to purchase shares of the Company's common stock. Options have varying vesting and expiration dates.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. During the second quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

                                                                     -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note D - Share and Option Grants - continued

        The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented:

                                          For the three months
                                            ended March 31,
                                            2003       2002
                                         -----------------------

                      Net loss
                         As reported     $  917,707   $1,475,298
                         Pro forma       $  909,708   $1,475,298
                      Earnings per share
                         As reported     $     0.03   $     0.07
                         Pro forma       $     0.03   $     0.07


Note E -    Subsequent Events

        In May 2003, the Company learned that the American Arbitration Association awarded damages in the amount of approximately $600,000 to an investor relations firm formerly used by the Company due to an alleged breach of contract. The arbitration decision did not specify a due date for the award. The investor relations company has contacted the Company indicating that they would like to reach a negotiated settlement that would not result in any damage to the Company's prospects. The Company believes that the settlement may be made through the issuance of shares rather than a cash payment or possibly a reduced amount of cash and or shares. In addition, payment may be delayed to a future date or may be structured to occur over time. At present, the outcome of this settlement is not determinable and accordingly the Company has accrued the entire amount as an expense and liability in the financial statements for the quarter ended March 31, 2003.

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

Overview

To date, L.A.M.'s principal business activities have comprised:

o Development of proprietary wound healing and trans-dermal drug delivery systems; and

o    Conducting related pre-clinical studies and clinical trials.

In August 2002, L.A.M. commenced  commercial sales of L.A.M. IPM Wound Gel(TM),
which  received   Section  510(k)   approval  from  the  U.S.  Food  and  Drug
Administration in April 2002.

All of L.A.M.'s  other  products are in the  development  stage.  As a result,
L.A.M.   has  not  generated  any  significant   revenues  from  the  sale  of
pharmaceutical products.

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

Summary Financial Data

Income Statement Data:
                                    Quarter Ended        Quarter Ended
                                    March 31, 2003       March 31, 2002

Sales                                $   30,844          $         --
Operating Expenses                     (398,213)             (501,919)
Financial Accounting Expenses
    Not Requiring Use of Cash            49,662              (973,379)
Provision for Arbitration Settlement   (600,000)                   --
                                    ------------    -----------------
Net Loss                             $ (917,707)         $ (1,475,298)
                                     ===========         =============

Balance Sheet Data:
                                 March 31, 2003         December 31, 2002

Current Assets                    $   670,915          $    780,628
Total Assets                        1,354,245             1,452,217
Current Liabilities                 1,897,260             1,537,164
Total Liabilities                   2,268,657             1,908,561
Working Capital Deficiency         (1,226,345)             (756,536)
Stockholders' Deficit                (914,412)             (456,344)

Results of Operations

Three months ended March 31, 2003 compared with three months ended March 31,
2002

Net Sales

In August 2002, L.A.M. commenced commercial sales of its L.A.M. IPM Wound Gel(TM). The Company is at an early stage of its sales and marketing efforts and accordingly revenues to date are limited. Revenue during the quarter ended March 31, 2003 was $30,000 compared to $18,000 recorded in the prior quarter. During the three months ended March 31, 2003, L.A.M. retained two external sales and marketing organizations, Pharm Force and SRI, to accelerate the sales and marketing efforts. Product familiarization and training was completed late in the quarter and L.A.M. expects that these organizations will have a significant positive effect on L.A.M.'s revenue over the next few quarters.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2003 decreased 36% to $79,000 from $125,000 for the three months ended March 31, 2002. The decrease is due to costs incurred in 2002 to obtain regulatory approval (now received) for L.A.M. IPM Wound Gel(TM) that did not recur in 2003. Research and development expenses tend to fluctuate from period to period depending on the status and timing of the individual projects in process.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2003 decreased 26% to $160,000 from $216,000 for the three months ended March 31, 2002. The decrease is partially due to the non-recurrence of the Investor relations costs incurred as a result of the exceptional level of activity during the first quarter of 2002. In addition, there was a reduction in financial banking and consulting expenses and a reduction in executive salaries due to reduced headcount. This was partially offset by increased costs of insurance and other expenses.

The primary components of general and administrative expenses for the three months ended March 31, 2003 and 2002 were as follows:

                                                2003          2002
                                       ---------------------------

Officers' salaries                         $    9,375    $   40,250
Employee salaries and benefits                 28,332        23,819
Investor Relations                             16,578        47,903
Financial banking and consulting                    -        27,620
Legal and auditing (including SEC filings)     46,008        47,048
Insurance                                      15,479         2,907
Other expenses                                 44,225        26,208
                                               ------        ------
             Total                          $ 159,997     $ 215,755
                                            =========     =========

Interest Expense

Interest expense for the three months ended March 31, 2003 decreased 78% to $2,000 from $11,000 for three months ended March 31, 2002 following the partial repayment of loans received from Stockholders.

Share and Option Grants

L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing L.A.M.'s paid in capital, totaled $(69,000) for the three months ended March 31, 2003 as compared to $949,000 during the three months ended March 31, 2002.

The reduction in expense during the first quarter of 2003 was attributable to the successful renegotiation of a contract by L.A.M. and a third party. The renegotiation resulted in a reduction in the number of common shares to be issued to the third party.

The majority of these costs were attributable to options granted to a director for services performed, and to the repricing and extension of a number of existing options.

Other Expenses

As previously disclosed in L.A.M.'s Form 10-KSB filed on April 1, 2003, a hearing was held on March 26, 2003 before an arbitrator with the American Arbitration Association relating to an alleged breach of the terms of an agreement between L.A.M. and an investor relations firm formerly used by L.A.M. In May 2003, L.A.M. learned that the American Arbitration Association awarded damages in the amount of approximately $600,000 to the investor relations firm. The arbitration decision did not specify a due date for the award. The investor relations company has contacted L.A.M. indicating that they would like to reach a negotiated settlement that would not result in any damage to L.A.M.'s prospects. We believe that the settlement may be made through the issuance of shares rather than a cash payment or possibly a reduced amount of cash and or shares. In addition, payment may be delayed to a future date or may be structured to occur over time. At present, the outcome of this settlement is not determinable and accordingly L.A.M. has accrued the entire amount as an expense and liability in the financial statements for the quarter ended March 31, 2003.

Liquidity and Sources of Capital

Three Months Ended March 31, 2003

L.A.M.'s cash and cash equivalents as of March 31, 2003 were approximately $118,000 compared with approximately $210,000 at December 31, 2002. Working capital deficiency increased from approximately $(756,536) as of December 31, 2002 to $(1,226,345) as of March 31, 2003 primarily as a result of the accrual of $600,000 related to the arbitration settlement.

L.A.M.'s operations used approximately $219,000 in cash during the three months ended March 31, 2003 compared to $681,000 used in the same period in the prior year. During the current year, changes in L.A.M.'s working capital balances resulted in a source of cash in the amount of $749,000 compared to a use of cash of $178,000 in the same period in the prior year. Reduced operating expenses and increased revenue contributed to the remainder of the change in cash requirements for the three months ended March 31, 2003 compared to the same period in the prior year.

During this period L.A.M. also spent $29,000 for patents, trademarks, and equipment purchases.

Sources of cash during the three months ended March 31, 2003 came principally from proceeds from the exercise of stock options amounting to $16,000, advances from Stockholders amounting to $139,000 and collection of receivables from sales.

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

Plan of Operation

During the twelve months ending March 31, 2004 L.A.M. will:

o Continue the ongoing process of expanding its US sales channels for the L.A.M. IPM Wound Gel(TM).

o Ensure sustained sales ramp up through the effective targeting of the defined wound healing markets - wound care, home care, nursing homes and podiatry.

o    Seek and identify additional market segments for L.A.M. IPM Wound Gel(TM).

o Continue to develop and commercialize new derivatives of the L.A.M. IPM Wound Gel(TM).

o    Commence commercial sales of its L.A.M. IPM Wound Gel(TM)in Mexico.

o Complete the regulatory approval process for its L.A.M. IPM Wound Gel(TM) in China and establish initial sales channels in the region.

o    Pursue  and  establish  sales   representations   in  other   international
     locations, namely other Far East countries.

o Seek a European distribution partner and commence the European regulatory approval process for the Gel.

o    Continue the  development of other  products based on L.A.M.'s  proprietary
     and  patented  Ionic  Polymer  Matrix(TM)   technology,   including  motion
     sickness, and skin care.

o Continue to seek strategic relationships with international pharmaceutical companies that will enable L.A.M. to accelerate the commercial application of its Ionic Polymer Matrix(TM) based technology.

During this period, L.A.M. expects that it will focus the majority of its spending on marketing and business development, in particular in respect to its L.A.M. IPM Wound Gel(TM). L.A.M. plans to use its existing financial resources as well as revenue streams from the sale of its L.A.M. IPM Wound Gel(TM) to fund some of its cash requirements during this period. In addition, cash may be raised through public or private sales of its common stock. It should be noted that substantial funds may be needed for more extensive research and clinical studies before L.A.M. will be able to sell other products on a commercial basis.

L.A.M. does not have any material capital commitments. Cash requirements in the immediate future relate to general business operations including the marketing and sales of its IPM Wound Gel(TM), and funds, if any, that may be required to settle the Arbitration award to the investor relations firm.

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

During the three months ended March 31, 2003, the Company issued 335,000 shares of its common stock to three persons for services rendered. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares. All of these shares were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The purchasers acquired the shares for their own accounts. The certificates evidencing the shares bear legends stating that they may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. No underwriters were involved with the sale of the shares of common stock and no commission or other forms of remuneration were paid to any person in connection with the sale of these shares. All of these shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item 4.  Controls and Procedures

Joseph T. Slechta, the Company's President, Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made know to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Slechta there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                              L.A.M. PHARMACEUTICAL, CORP.



May 15, 2003                  By:  /s/ Joseph T. Slechta
                                  -------------------------------------
                                  Joseph T. Slechta,
                                  President, Chief Executive Officer
                                  and Principal Financial Officer


                                  CERTIFICATION

In connection with the Quarterly Report of L.A.M. Pharmaceutical, Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph
T. Slechta, President, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.



Date:  May 15, 2003                 /s/ Joseph T. Slechta
                                    ------------------------
                                    Joseph T. Slechta
                                    President, Chief Executive Officer
                                    and Principal Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Joseph T. Slechta, the President, Chief Executive Officer and Principal Financial Officer of L.A.M. Pharmaceutical, Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of L.A.M.
Pharmaceutical, Corp.;

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


Date:  May 15, 2003                  /s/ Joseph T. Slechta
                                     -----------------------------------
                                     Joseph T. Slechta
                                     President, Chief Executive Officer
                                     and Principal Financial Officer