Form 10QSB
period 2003-06-30
LAM PHARMACEUTICAL CORP
filed 2003-08-14
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended June 30, 2003
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]


As of August 11, 2003, the Company had 29,583,146 issued and outstanding shares of common stock.

                          L.A.M. PHARMACEUTICAL, CORP.

                            (A DELAWARE CORPORATION)
                               Lewiston, New York



                     -------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2003
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


TABLE OF CONTENTS
---------------------------------------------------------------------

Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002    F-2

Statements of Changes in Stockholders' Equity (Deficit) for the
Six Months Ended June 30, 2003 and June 30, 2002 (Unaudited)         F-3

Statements of Operations for the Three Months Ended June 30, 2003
and 2002 (Unaudited)                                                 F-4

Statements of Operations for the Six Months Ended June 30, 2003
and 2002 (Unaudited)                                                 F-5

Statements of Cash Flows for the Six Months Ended June 30, 2003
and 2002 (Unaudited)                                              F-6 to F-7

Notes to Financial Statements                                     F-8 to F-9

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                      (Unaudited) June 30,
                                                       December 31,
                                                         2003            2002
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                            $  12,299      $  210,214
Accounts Receivable                                     10,319          13,643
Inventory                                              518,659         550,085
Prepaid Expenses                                        69,257           6,686
--------------------------------------------------------------------------------

Total Current Assets                                   610,534         780,628

Property and Equipment - Net of Accumulated            112,123         124,958
Depreciation

Other Assets
Patents and Trademarks - Net of Accumulated            551,996         546,631
Amortization
--------------------------------------------------------------------------------

Total Assets                                       $ 1,274,653     $ 1,452,217
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses             $  1,317,187       $ 866,164
Due to Stockholders - due within one year               60,508              --
Accrued Arbitration Settlement                         603,132              --
Convertible Notes                                      160,400         671,000
--------------------------------------------------------------------------------

Total Current Liabilities                            2,141,227       1,537,164

Other Liabilities
Due to Stockholders - due after one year               164,037         164,037
Deferred Royalty Revenue                               207,360         207,360
--------------------------------------------------------------------------------

Total Liabilities                                    2,512,624       1,908,561
--------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Shares
 Authorized; 29,583,146 and 27,511,412 Shares
 Issued and Outstanding, Respectively                    2,958           2,751
Additional Paid-In Capital                          24,701,528      24,054,187
Accumulated Deficit                                (25,942,457)    (24,513,282)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                         (1,237,971)       (456,344)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit        $ 1,274,653    $  1,452,217
--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


-------------------------------------------------------------------------------------------------------------------------------


                                                                    Additional       Loan                           Total
                                               Number     Common     Paid-In     Receivable -      Accumulated   Stockholders'
                                              of Shares   Stock      Capital     Director/Officer    Deficit    Equity (Deficit)
--------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                  19,784,520    $1,978  $ 17,964,009   $ (640,000) $(18,214,065)   $ (888,078)

Capital Contribution - Interest Expense             --         --        14,548           --            --        14,548
Stock Options Granted -
  Compensation for Services Rendered                --         --     1,269,045           --            --     1,269,045
Common Shares Issued -
  Compensation for Services Rendered         1,346,500        135       585,592           --            --       585,727
Stock Options Exercised                      3,418,786        342     1,988,704           --            --     1,989,046
Sale of Shares Under the Equity Line of
Credit Agreement                               559,934         56       446,035           --            --       446,091
Receivable on Option Exercise                       --         --      (369,000)          --            --      (369,000)
Loan Repayments from Director/Officer               --         --            --      640,000            --       640,000
Net Loss for the Period (Unaudited)                 --         --            --           --    (3,271,385)   (3,271,385)
--------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2002 (Unaudited)          25,109,740    $2,511  $ 21,898,933       $   --  $(21,485,450)  $   415,994
--------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002                  27,511,412    $2,751  $ 24,054,187       $   --  $(24,513,282)  $  (456,344)

Capital Contribution - Interest Expense             --         --         4,306           --            --         4,306
Stock Options Granted -
  Compensation for Services Rendered                --         --        22,360           --            --        22,360
Common Shares Issued -
  Compensation for Services Rendered           335,000         33        94,541           --            --        94,574
Receivable on Option Exercise                       --         --        15,708           --            --        15,708
Conversion of Convertible Notes              1,736,734        174       510,426           --            --       510,600
Net Loss for the Period (Unaudited)                 --         --            --           --    (1,429,175)   (1,429,175)
--------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2003 (Unaudited)          29,583,146    $2,958  $ 24,701,528       $   --   $(25,942,457) $(1,237,971)
--------------------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------
                                                Three Months Ended
                                                     June 30,
                                          --------------------------------
                                              2003            2002
--------------------------------------------------------------------------

Revenues
Net Sales                                   $ 22,777          $   --
--------------------------------------------------------------------------
                                              22,777              --

Expenses
Cost of Sales                                  6,497              --
General and Administrative                   167,678         367,906
Marketing and Business Development           110,938         226,406
Research and Development                      41,059         193,913
--------------------------------------------------------------------------
                                             326,172         788,225
Financial Accounting Expenses
  Not Requiring the Use of Cash During
the Period:
Depreciation and Amortization                 17,032          15,159
Interest Expense                               2,153           4,481
Share and Option Grants to Officers,
Directors, Investors and Consultants         185,756         988,222
--------------------------------------------------------------------------

Total Expenses                               531,113       1,796,087

Other Expenses
Provision for Arbitration Settlement           3,132              --
--------------------------------------------------------------------------

Total Other Expenses                           3,132              --
                                          $ (511,468)   $ (1,796,087)
Net Loss for the Period
--------------------------------------------------------------------------

Loss per Common Share - Basic and Diluted $    (0.02)   $      (0.07)
--------------------------------------------------------------------------

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted           29,583,146      24,404,597
--------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------
                                                 Six Months Ended
                                                     June 30,
                                          --------------------------------
                                              2003            2002
--------------------------------------------------------------------------

Revenues
Net Sales                                   $ 53,621         $    --
--------------------------------------------------------------------------
                                              53,621              --

Expenses
Cost of Sales                                 13,285              --
General and Administrative                   327,675         583,661
Marketing and Business Development           263,043         387,946
Research and Development                     120,382         318,537
--------------------------------------------------------------------------
                                             724,385       1,290,144
Financial Accounting Expenses
Not Requiring the Use of Cash During the
Period:
Depreciation and Amortization                 33,899          29,304
Interest Expense                               4,446          15,115
Share and Option Grants to Officers,
Directors, Investors and Consultants         116,934       1,936,822
--------------------------------------------------------------------------

Total Expenses                               879,664       3,271,385

Other Expenses
Provision for Arbitration Settlement         603,132              --
--------------------------------------------------------------------------

Total Other Expenses                         603,132              --

Net Loss for the Period                 $ (1,429,175)   $ (3,271,385)
--------------------------------------------------------------------------

Loss per Common Share - Basic
 and Diluted                            $      (0.05)   $      (0.14)
--------------------------------------------------------------------------

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted              29,426,131      22,785,440
--------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------

                                                Six Months Ended
                                                    June 30,
                                        -----------------------------------
                                              2003             2002
---------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                   $ (1,429,175)    $ (3,271,385)

Adjustments to Reconcile Net Loss for
the Period
  to Net Cash Flows from Operating
Activities:
Depreciation and Amortization                    33,899           29,304
Capital Contributions:
Deemed Interest Expense on
    Loans from Stockholders                       4,306           14,548
Share and Option Grants - Officers,
    Directors, Investors, and
Consultants                                     116,934        1,936,822

Changes in Assets and Liabilities:
Accounts Receivable                               3,324               --
Inventory                                        31,426         (153,000)
Prepaid Expenses                               (62,571)         (108,333)
Accounts Payable and Accrued Expenses           451,023           67,389
Accrual for Arbitration Settlement              603,132               --
---------------------------------------------------------------------------
Net Cash Flows from Operating Activities      (247,702)       (1,484,655)
---------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of Property and Equipment             (1,495)          (13,193)
Purchases of Patents and Trademarks - Net      (24,934)         (128,326)
---------------------------------------------------------------------------
Net Cash Flows from Investing Activities       (26,429)         (141,519)
---------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options          15,708        1,322,410
Proceeds from Sale of Shares Under the
  Equity Line of Credit Agreement                    --          446,091
Advances from Stockholders                      163,898              433
Repayments to Stockholders                    (103,390)               --
---------------------------------------------------------------------------
Net Cash Flows from Financing Activities         76,216        1,768,934

Net Change in
  Cash and Cash Equivalents                   (197,915)          142,760
Cash and Cash Equivalents - Beginning
of Period                                       210,214           11,284
---------------------------------------------------------------------------
Cash and Cash Equivalents - End of             $ 12,299        $ 154,044
Period
---------------------------------------------------------------------------

                                                                     -continued-

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
---------------------------------------------------------------------------

                                                Six Months Ended
                                                    June 30,
                                        -----------------------------------
                                              2003             2002
---------------------------------------------------------------------------
Non-Cash Investing and Financing
Activities
Exercise of Stock Options                      $     --        $ 666,636
Offsetting of Stockholders Receivable
and Payables                                   $     --        $ 728,000
Debentures Converted to Common Stock           $510,600        $      --

SUPPLEMENTAL DISCLOSURE

Interest Paid                                  $     --        $      --
Income Taxes Paid                              $     --        $      --


The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note A - Basis of Presentation
        The condensed financial statements of L.A.M. Pharmaceutical, Corp. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB and other reports filed with the SEC.

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

Note C - Inventory
        Inventories at period end consisted of the following:

        --------------------------------------------------------------------
                                                  June 30,   December 31,
                                                    2003         2002
        --------------------------------------------------------------------

        IPM Wound Gel(TM)                        $ 508,034     $539,460
        Raw Materials                               10,625       10,625
        --------------------------------------------------------------------

        Inventories                              $ 518,659     $550,085
        --------------------------------------------------------------------

Note D - Share and Option Grants
        The Company has stock option plans under which employees, non-employee directors, consultants and investors may be granted options to purchase shares of the Company's common stock. Options have varying vesting and expiration dates.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized for its employee stock option plans. During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".


                                                                     -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note D - Share and Option Grants - continued

        The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented:

    -------------------------------------------------------------------------
                           For the three months      For the six months ended
                               ended June 30,               June 30,
                              2003       2002          2003          2002
                           --------------------------------------------------

    Net loss
     As reported           $511,468   $1,796,087    $1,429,175    $3,271,385
     Pro forma             $506,987   $1,796,087    $1,432,693    $3,271,385
    Earnings per share
     As reported              $0.02        $0.07        $ 0.05        $ 0.14
     Pro forma                $0.02        $0.07        $ 0.05        $ 0.14
    -------------------------------------------------------------------------

Note E -    Commitments & Contingencies
        In May 2003, the Company learned that the American Arbitration Association awarded damages in the amount of approximately $600,000 to an investor relations firm formerly used by the Company due to an alleged breach of contract. The arbitration decision did not specify a due date for the award. The investor relations company has contacted the Company indicating that they would like to reach a negotiated settlement that would not result in any damage to the Company's prospects. The Company believes that the settlement may be made through the issuance of shares rather than a cash payment or possibly a reduced amount of cash and or shares. In addition, payment may be delayed to a future date or may be structured to occur over time. At present, the outcome of this settlement is not determinable and accordingly the Company has accrued the entire amount plus interest, at a rate of 2% per annum, as an expense and liability in the financial statements for the period ended June 30, 2003.

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

In August 2002, L.A.M. commenced limited commercial sales of L.A.M. IPM Wound Gel(TM), which received Section 510(k) approval from the U.S. Food and Drug Administration in April 2002.

All of L.A.M.'s other products are in the development stage. As a result, L.A.M. has not generated any significant revenues from the sale of pharmaceutical products.

L.A.M. is in discussions with several parties regarding licensing arrangements, joint ventures and other distribution agreements which will enable L.A.M. to accelerate the market penetration and assure a sustained sales growth of the L.A.M. IPM Wound GelTM

Due to the previous lack of any significant revenues, to date L.A.M. has relied upon proceeds realized from the public and private sale of its common stock and convertible debentures to meet its funding requirements. Funds raised by L.A.M. have been expended primarily in connection with research, development, clinical studies and administrative costs. Until significant revenues commence from commercial sale of its products, L.A.M. will be required to fund its operations through the sale of securities, debt financing or other arrangements. However, there can be no assurance that such financing will be available or be available on favorable terms.

Summary Financial Data

Income Statement Data:

                                        Quarter Ended           Quarter Ended
                                        June 30, 2003           June 30, 2002
                                        -------------           -------------

Sales                                   $      22,777           $         --
Operating Expenses                           (326,172)              (788,225)
Financial Accounting Expenses
    Not Requiring Use of Cash                (204,941)            (1,007,862)
Provision for Arbitration Settlement           (3,132)                    --
                                        --------------          -------------
Net Loss                                $    (511,468)          $ (1,796,087)
                                        ==============          =============


                                        Six Months Ended      Six Months Ended
                                          June 30, 2003         June 30, 2002

Sales                                   $        53,621       $            --

Operating Expenses                             (724,385)           (1,290,144)
Financial Accounting Expenses
    Not Requiring Use of Cash                  (155,279)           (1,981,241)
Provision for Arbitration Settlement           (603,132)                   --
                                        ----------------      ---------------
Net Loss                                $    (1,429,175)      $    (3,271,385)
                                        ================      ===============

Balance Sheet Data:
                                 June 30, 2003          December 31, 2002
                                 -------------          -----------------

Current Assets                    $   610,534          $    780,628
Total Assets                        1,274,653             1,452,217
Current Liabilities                 2,141,227             1,537,164
Total Liabilities                   2,512,624             1,908,561
Working Capital Deficiency         (1,530,693)             (756,536)
Stockholders' Deficit              (1,237,971)             (456,344)

Results of Operations

Three months ended June 30, 2003 compared with three months ended June 30, 2002

Net Sales

In August 2002, L.A.M. commenced commercial sales of its L.A.M. IPM Wound Gel(TM). The Company is at an early stage of its sales and marketing efforts and accordingly revenues to date are limited. Revenue during the quarter ended June 30, 2003 of $23,000 was comprised primarily of sales to medical organizations. L.A.M. has received overwhelming positive feedback from sales to wound care professionals and wound treatment centers. As a result of the products acceptance and L.A.M.'s initiatives to broaden its distribution channels, L.A.M. expects sales over the next few quarters to increase substantially.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2003 decreased 79% to $41,000 from $194,000 for the three months ended June 30, 2002. The decrease is due to costs incurred in 2002 to obtain regulatory approval, granted April 2002, for L.A.M. IPM Wound Gel(TM) that did not recur in 2003. Costs incurred during the more recent quarter represent mostly fixed costs of our R&D department.

Marketing and Business Development Expense

Marketing and business development exepenses for the three months ended June 30, 2003 decreased 51% to $111,000 from $226,000 for the three months ended June 30, 2002. The decrease is due to costs incurred in 2002 for the product launch such as product design and the initial marketing campaign that did not recur in 2003. Costs incurred during the more recent quarter represent mostly costs incurred to familiarize our product in the market place.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2003 decreased 54% to $168,000 from $368,000 for the three months ended June 30, 2002. The decrease is partially due to the non-recurrence of the Investor relations costs incurred as a result of the exceptional level of activity during the second quarter of 2002. In addition, there was a reduction in financial banking and consulting expenses, these services are now being performed internally, and a reduction in executive and employee salaries due to reduced headcount.

The primary components of general and administrative expenses for the three months ended June 30, 2003 and 2002 were as follows:

                                                    2003          2002
                                               ---------------------------

Officers' salaries                           $    6,250    $   10,500

Employee salaries and benefits                   28,245        37,830
Investor Relations                                7,070       113,055
Financial banking and consulting                      -        40,860
Legal and auditing (including SEC filings)       67,486       87,414
Other expenses                                   58,627        78,247
                                                 ------        ------
             Total                            $ 167,678     $ 367,906
                                              =========     =========
Interest Expense

Interest expense for the three months ended June 30, 2003 decreased 52% to $2,000 from $4,500 for three months ended June 30, 2002 following the partial repayment of loans received from Stockholders.

Share and Option Grants

L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing L.A.M.'s paid in capital, totaled $186,000 for the three months ended June 30, 2003 as compared to $988,000 during the three months ended June 30, 2002. The decrease is due to shares issued for services performed that did not recur in the quarter ended June 30, 2003.

The majority of these costs were attributable to shares issued to third parties for services performed, and to the repricing and extension of existing options.

Six months ended June 30, 2003 compared with six months ended June 30, 2002

Net Sales

Revenue during the six months ended June 30, 2003 was $54,000 compared to nil recorded in the six months ended June 30, 2002. The change is due to the new product sales from the limited commercial introduction of L.A.M. IPM Wound Gel(TM) which commenced in August 2002.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2003 decreased 62% to $120,000 from $319,000 for the six months ended June 30, 2002. The decrease is due to costs incurred in 2002 to obtain regulatory approval, granted in April 2002, for L.A.M. IPM Wound Gel(TM) that did not recur in 2003. Research and development expenses tend to fluctuate from period to period depending on the status and timing of the individual projects in process.

Marketing and Business Development Expense

Marketing and business development expenses for the six months ended June 30, 2003 decreased 32% to $263,000 from $388,000 for the six months ended June 30, 2002. The decrease is due to costs incurred in 2002 for the product launch such as product design and the initial marketing campaign that did not recur in 2003.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2003 decreased 44% to $328,000 from $584,000 for the six months ended June 30, 2002. The decrease is partially due to the non-recurrence of the Investor relations costs incurred as a result of the exceptional level of activity during the first quarter of 2002. In addition, there was a reduction in financial banking and consulting expenses these services are now being performed internally and a reduction in executive and employee salaries due to reduced headcount.

The primary components of general and administrative expenses for the six months ended June 30, 2003 and 2002 were as follows:

                                                    2003          2002
                                               ---------------------------

Officers' salaries                             $    15,625    $   50,750
Employee salaries and benefits                      56,577        61,649
Investor Relations                                  23,648       160,958
Financial banking and consulting                         -        68,480
Legal and auditing (including SEC filings)         113,494     133,959
Other expenses                                     118,331       107,865
                                                   -------       -------
             Total                               $ 327,675     $ 583,661
                                                 =========     =========

Interest Expense

Interest expense for the six months ended June 30, 2003 decreased 71% to $4,000 from $15,000 for six months ended June 30, 2002 following the partial repayment of loans received from Stockholders.

Share and Option Grants

L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing L.A.M.'s paid in capital, totaled $117,000 for the six months ended June 30, 2003 as compared to $1,937,000 during the six months ended June 30, 2002. The decrease is due to options granted to an executive in February 2002 and shares issued to third parties for services performed in April 2002 that did not recur in the six months ended June 30, 2003.

The majority of these costs were attributable to shares issued to third parties for services performed, and to the repricing and extension of a number of existing options.

Other Expenses

As previously disclosed in the Form 10-KSB filed on April 1, 2003, a hearing was held on March 26, 2003 before an arbitrator with the American Arbitration Association relating to an alleged breach of the terms of an agreement between L.A.M. and an investor relations firm formerly used by L.A.M. at which the investor relations firm claimed damages of $600,000. In May 2003, L.A.M. learned that the arbitrator released a decision in favor of the investor relations firm and awarded damages in the amount of approximately $600,000. The arbitration decision did not specify a due date for the award. The investor relations company has contacted L.A.M. indicating that they would like to reach a negotiated settlement that would not result in damage to L.A.M.'s prospects. We believe that the settlement may be made through the issuance of shares rather than a cash payment or possibly a reduced amount of cash and or shares. In addition, payment may be delayed to a future date or may be structured to occur over time. At present, the outcome of this process is not determinable and accordingly L.A.M. has accrued the entire amount plus interest, at a rate of 2% per annum, as an expense and liability in the financial statements for the six months ended June 30, 2003.

Liquidity and Sources of Capital

Six Months Ended June 30, 2003

L.A.M.'s cash and cash equivalents as of June 30, 2003 were approximately $12,000 compared with approximately $210,000 at December 31, 2002. Working capital deficiency increased from approximately $(757,000) as of December 31, 2002 to $(1,531,000) as of June 30, 2003.

L.A.M.'s operations used approximately $248,000 in cash during the six months ended June 30, 2003 compared to $681,000 used in the same period in the prior year. During the current year, changes in L.A.M.'s working capital balances resulted in a source of cash in the amount of $1,026,000 compared to a use of cash of $178,000 in the same period in the prior year. Reduced operating expenses and increased revenue contributed to the remainder of the change in cash requirements for the six months ended June 30, 2003 compared to the same period in the prior year.

During this period L.A.M. also spent $26,000 for patents, trademarks, and equipment purchases.

Sources of cash during the six months ended June 30, 2003 came principally from advances from Stockholders amounting to $61,000.

L.A.M. is in the process of finalizing financing with a number of individuals which will provide L.A.M. with funds for its ongoing operating expenses. As of August 8, 2003 L.A.M. has received funds of approximately $235,000.

L.A.M. is currently undergoing a due diligence process with respect to a multi-tranche financing earmarked to fund both its ongoing and strategic initiatives. There can be no guarantee that L.A.M. will receive sufficient funds to implement its business plan.

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

Plan of Operation

During the twelve months ending June 30, 2004 L.A.M. will:

o Continue the ongoing process of expanding its US sales channels for L.A.M. IPM Wound Gel(TM).

o Form strategic partnerships focused on the development and marketing of new IPM based products and acquire revenue producing products that fit well with L.A.M.'s business strategy.

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

Item 3.  Controls and Procedures

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

No shares have been issued in the quarter ended June 30, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report

(b) Reports on Form 8-K

      The company filed an 8-K on April 3, 2003 that related to the Company's year end operating results.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                          L.A.M. PHARMACEUTICAL, CORP.



August __ 2003                By:  /s/ Joseph T. Slechta
                                  ------------------------------------------
                                          Joseph T. Slechta,
                                    President, Chief Executive Officer
                                    and Principal Financial Officer


                                  CERTIFICATION

In connection with the Quarterly Report of L.A.M. Pharmaceutical, Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph
T. Slechta, President, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.



Date:  August__, 2003               /s/ Joseph T. Slechta
                                    _________________________________
                                    Joseph T. Slechta
                                    President, Chief Executive Officer
                                    and Principal Financial Officer

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


Date:  August __, 2003                /s/ Joseph T. Slechta
                                     -----------------------------------
                                     Joseph T. Slechta
                                     President, Chief Executive Officer
                                     and Principal Financial Officer