Form 10QSB
period 2003-09-30
LAM PHARMACEUTICAL CORP
filed 2003-11-14
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended September 30, 2003
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]


As of October 31, 2003, the Company had 41,290,835 issued and outstanding shares of common stock.

                          L.A.M. PHARMACEUTICAL, CORP.

                            (A DELAWARE CORPORATION)
                               Lewiston, New York



                     -------------------------------------
                                FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2003
                     -------------------------------------

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York


TABLE OF CONTENTS
--------------------------------------------------------------------------------

Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002      F-2

Statements of Changes in Stockholders' Equity (Deficit) for the
Nine Months Ended September 30, 2003 and 2002 (Unaudited)                   F-3

Statements of Operations for the Three Months Ended September 30, 2003
and 2002 (Unaudited)                                                        F-4

Statements of Operations for the Nine Months Ended September 30, 2003
and 2002 (Unaudited)                                                        F-5

Statements of Cash Flows for the Nine Months Ended September 30, 2003
and 2002 (Unaudited)                                                 F-6 to F-7

Notes to Financial Statements                                        F-8 to F-9

   The accompanying notes are an integral part of these financial statements.

                                      F - 2
L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                      (Unaudited)
                                                     September 30,  December 31,
                                                         2003           2002
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                            $  59,677      $  210,214
Accounts Receivable                                     11,228          13,643
Inventory                                              499,828         550,085
Prepaid Expenses                                        76,757           5,812
Other Current Assets                                    19,224             874
--------------------------------------------------------------------------------

Total Current Assets                                   666,714         780,628

Property and Equipment - Net of Accumulated            104,958         124,958
Depreciation

Other Assets
Patents and Trademarks - Net of Accumulated            605,245         546,631
Amortization
--------------------------------------------------------------------------------

Total Assets                                       $ 1,376,917     $ 1,452,217
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses               $  933,355       $ 866,164
Accrued Arbitration Settlement                         606,132              --
Convertible Notes                                      160,400         671,000
--------------------------------------------------------------------------------

Total Current Liabilities                            1,699,887       1,537,164

Other Liabilities
Due to Stockholders - due after one year               149,545         164,037
Deferred Royalty Revenue                               207,360         207,360
--------------------------------------------------------------------------------

Total Liabilities                                    2,056,792       1,908,561
--------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $.0001 Par; 50,000,000 Shares
               Authorized; 33,463,318 and
               27,511,412 Shares Issued and
               Outstanding, Respectively                 3,346           2,751
Additional Paid-In Capital                          25,676,201      24,054,187
Accumulated Deficit                                (26,359,422)    (24,513,282)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                           (679,875)       (456,344)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit        $ 1,376,917    $  1,452,217
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


---------------------------------------------------------------------------------------------------------------------------------


                                                                    Additional       Loan                            Total
                                               Number     Common     Paid-In     Receivable -       Accumulated   Stockholders'
                                              of Shares   Stock      Captial     Director/Officer     Deficit    Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                  19,784,520   $1,978  $ 17,964,009   $ (640,000)      $(18,214,065)    $ (888,078)

Capital Contribution - Interest Expense              --       --        16,906           --                 --         16,906
Stock Options Granted -
  Compensation for Services Rendered                 --       --     1,349,437           --                 --      1,349,437
Common Shares Issued -
  Compensation for Services Rendered          1,496,500      150       913,102           --                 --        913,252
Stock Options Exercised                       4,918,975      492     2,858,647           --                 --      2,859,139
Sale of Shares Under the Equity Line of
Credit Agreement                                614,156       61       487,303           --                 --        487,364
Receivable on Option Exercise                        --       --      (396,000)          --                 --       (396,000)
Loan Repayments from Director/Officer                --       --            --      640,000                 --        640,000
Net Loss for the Period (Unaudited)                  --       --            --           --         (4,726,242)    (4,726,242)
--------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2002 (Unaudited)     26,814,151   $2,681  $ 23,193,404       $   --       $(22,940,307)    $  255,778
--------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002                  27,511,412   $2,751  $ 24,054,187       $   --       $(24,513,282)    $ (456,344)

Capital Contribution - Interest Expense              --       --         6,346           --                 --          6,346
Stock Options Granted -
  Compensation for Services Rendered                 --       --        27,148           --                 --         27,148
Common Shares Issued -
  Compensation for Services Rendered          4,215,172      421       368,829           --                 --        369,250
Sale of Shares Under the Stock Subscriptions         --       --       684,265           --                 --        684,265
Receivable on Option Exercise                        --       --        25,000           --                 --         25,000
Conversion of Convertible Notes               1,736,734      174       510,426           --                 --        510,600
Net Loss for the Period (Unaudited)                  --       --            --           --         (1,846,140)    (1,846,140)
-------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2003 (Unaudited)     33,463,318   $3,346  $ 25,676,201       $   --       $(26,359,422)    $ (679,875)
-------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------
                                                Three Months Ended
                                                   September 30,
                                          --------------------------------

                                                  2003            2002
--------------------------------------------------------------------------

Revenues
Net Sales                                      $ 26,163      $   22,165
--------------------------------------------------------------------------

Expenses
Cost of Sales                                     7,571           5,172
General and Administrative                      179,276         570,902
Marketing and Business Development               67,080         360,611
Research and Development                         26,760         114,146
--------------------------------------------------------------------------
                                                280,687       1,050,831
Financial Accounting Expenses
  Not Requiring the Use of Cash During
the Period:
Depreciation and Amortization                    17,717          15,916
Interest Expense                                  2,058           2,358
Share and Option Grants to Officers,
Directors, Investors and Consultants            139,666         407,917
--------------------------------------------------------------------------

Total Expenses                                  440,128       1,477,022
--------------------------------------------------------------------------

Loss Before Other Expenses                    (413,965)     (1,454,857)
--------------------------------------------------------------------------

Other Expenses
Provision for Arbitration Settlement              3,000              --
--------------------------------------------------------------------------

Total Other Expenses                              3,000              --
--------------------------------------------------------------------------
                                            $ (416,965)   $ (1,454,857)
Net Loss for the Period
--------------------------------------------------------------------------

Loss per Common Share - Basic and Diluted    $   (0.01)      $   (0.06)
--------------------------------------------------------------------------

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted              31,448,867      26,133,394
--------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York


STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------
                                                 Nine Months Ended
                                                   September 30,
                                          --------------------------------

                                                  2003            2002
--------------------------------------------------------------------------

Revenues
Net Sales                                      $ 79,784     $    22,165
--------------------------------------------------------------------------

Expenses
Cost of Sales                                    20,856           5,172
General and Administrative                      506,951       1,154,563
Marketing and Business Development              330,123         748,557
Research and Development                        147,142         432,683
--------------------------------------------------------------------------
                                              1,005,072       2,340,975
Financial Accounting Expenses
Not Requiring the Use of Cash During the
Period:
Depreciation and Amortization                    51,616          45,220
Interest Expense                                  6,504          17,473
Share and Option Grants to Officers,
Directors, Investors and Consultants            256,600       2,344,739
--------------------------------------------------------------------------

Total Expenses                                1,319,792       4,748,407
--------------------------------------------------------------------------

Loss Before Other Expenses                  (1,240,008)     (4,726,242)
--------------------------------------------------------------------------

Other Expenses
Provision for Arbitration Settlement            606,132              --
--------------------------------------------------------------------------

Total Other Expenses                            606,132              --
--------------------------------------------------------------------------

Net Loss for the Period                   $ (1,846,140)   $ (4,726,242)
--------------------------------------------------------------------------

Loss per Common Share - Basic and Diluted    $   (0.06)      $   (0.20)
--------------------------------------------------------------------------

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted              30,107,786      23,913,887
--------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------
                                                Nine Months Ended
                                                  September 30,

                                              2003             2002
---------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Loss for the Period                   $ (1,846,140)    $ (4,726,242)

Adjustments to Reconcile Net Loss for
the Period
  to Net Cash Flows from Operating
Activities:
Depreciation and Amortization                    51,616           45,220
Capital Contributions:
Deemed Interest Expense on
    Loans from Stockholders                       6,346           16,906
Share and Option Grants - Officers,
    Directors, Investors, and
Consultants                                     396,398        2,107,682

Changes in Assets and Liabilities:
Accounts Receivable                               2,415         (21,054)
Inventory                                        50,257        (334,842)
Prepaid Expenses                               (70,945)         (57,223)
Other Current Assets                           (18,350)          (1,000)
Accounts Payable and Accrued Expenses           276,141          396,662
Accrual for Arbitration Settlement              606,132               --
---------------------------------------------------------------------------
Net Cash Flows from Operating Activities      (546,130)      (2,573,891)
---------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of Property and Equipment             (1,495)         (16,405)
Purchases of Patents and Trademarks -
Net                                            (88,735)        (139,914)
---------------------------------------------------------------------------
Net Cash Flows from Investing Activities       (90,230)        (156,319)
---------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options          25,000        1,357,303
Proceeds from the Sale of Shares Under
the
  Stock Subscriptions                           400,315               --
Proceeds from Sale of Shares Under the
  Equity Line of Credit Agreement                    --          487,364
Loan Receivable - Director/Officer                   --          976,643
Advances from Stockholders                      139,390              433
Repayments to Stockholders                     (78,882)               --
---------------------------------------------------------------------------
Net Cash Flows from Financing Activities        485,823        2,821,743

Net Change in Cash and Cash Equivalents       (150,537)           91,533
Cash and Cash Equivalents - Beginning
of Period                                       210,214           11,284
---------------------------------------------------------------------------
Cash and Cash Equivalents - End of             $ 59,677        $ 102,817
Period
---------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

-continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
---------------------------------------------------------------------------

                                                Nine Months Ended
                                                  September 30,
                                        -----------------------------------

                                                   2003             2002
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Non-Cash Investing and Financing
Activities
Exercise of Stock Options                        $   --        $ 857,450
Offsetting of Stockholders Receivable
and Payables                                     $   --        $ 728,000
Debentures Converted to Common Stock          $ 510,600           $   --
Stock Subscriptions - Offset against
due to stockholders                            $ 75,000           $   --

SUPPLEMENTAL DISCLOSURE

Interest Paid                                    $   --           $   --
Income Taxes Paid                                $   --           $   --


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

Note C - Inventory
        Inventory at period end consisted of the following:

        ------------------------------------------------------------------------
                                                 September 30,   December 31,
                                                     2003            2002
        ------------------------------------------------------------------------
        IPM Wound Gel(TM)                         $ 489,203       $539,460
        Raw Materials                                10,625         10,625
        ------------------------------------------------------------------------

        Inventory                                 $ 499,828       $550,085
        ------------------------------------------------------------------------

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

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note D - Share and Option Grants - continued

        no compensation expense has been recognized for its employee stock option plans. During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

        The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented:

                         For the three months   For the nine months
                            ended September 30, ended
                                                   September 30,
                           2003       2002        2003         2002
                        ----------------------------------------------
     Net loss
         As reported   $  416,965  $1,454,857  $1,846,140  $4,726,242
         Pro forma     $  424,791  $1,454,857  $1,857,484  $4,726,242
     Earnings per share
         As reported        $0.01       $0.06      $ 0.06      $ 0.20
         Pro forma          $0.01       $0.06      $ 0.06      $ 0.20

Note E - Common Stock
        During the three months ended September 30, 2003 the Company sold units of Company's common stock in which each unit consists of 1000 shares of the Company's common stock plus 750 warrants. Each warrant will entitle the holder to purchase one of the Company's common stock as follows:

          o One third of warrants may be exercised at any time prior to February 28, 2005 at a price of $0.30 per share
          o One third of warrants may be exercised at any time prior to August 31, 2005 at a price of $0.30 per share
          o One third of warrants may be exercised at any time prior to February 28, 2006 at a price of $0.50 per share

        Between July 1, 2003 and October 14, 2003 the Company sold 7,341,828 shares of its common stock, plus warrants for the purchase of an additional 5,247,750 shares for proceeds and debt reduction amounting to a total of $958,000. A total of 4,974,828 shares, plus warrants for the purchase of 3,472,000 shares were sold to thirty-nine investors for $673,960 in cash. An additional 2,367,000 shares, plus warrants for the purchase of 1,775,250 shares, were sold to five persons in payment of $284,040 owed by the Company to these persons.

Note F -    Commitments & Contingencies
        In May 2003, the Company learned that the American Arbitration Association awarded damages in the amount of approximately $600,000 to an investor relations firm formerly used by the Company due to an alleged breach of contract. The arbitration decision did not specify a due date for the award. The investor relations company has contacted the Company indicating that they would like to reach a negotiated settlement that would not result in any damage to the Company's prospects. The Company believes that the settlement may be made through the issuance of shares rather than a cash payment or possibly a reduced amount of cash and or shares. In addition, payment may be delayed to a future date or may be structured to occur over time. At present, the outcome of this settlement is not determinable and accordingly the Company has accrued the entire amount plus interest, at a rate of 2% per annum, as an expense and liability in the financial statements for the period ended September 30, 2003.

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

Overview

L.A.M. is the owner of a proprietary wound healing and transdermal drug delivery technology that involves the use of an original Ionic Polymer Matrix (L.A.M. IPM(TM)) for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents.

L.A.M.'s corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using the patented L.A.M. Ionic Polymer Matrix(TM) technology. L.A.M. intends to seek out corporate alliances and co-marketing partnerships where other drugs and topical products can be enhanced by L.A.M. IPM(TM) technology.

In August 2002, L.A.M. commenced limited commercial sales of L.A.M. IPM Wound Gel(TM), which received Section 510(k) clearance from the U.S. Food and Drug Administration in April 2002.

During the quarter ended September 30, 2003 L.A.M.'s agreement with Pharm-Force was terminated and replaced by distribution arrangements with distributors in central Florida and Texas. These distributors will promote and sell the L.A.M. IPM Wound Gel(TM) to wound care centers, podiatrists, dermatologists, skilled nursing centers, home care agencies, durable medical equipment suppliers, hospitals and pharmacists.

All of L.A.M.'s other products are in the development stage. As a result, L.A.M. has not generated any significant revenues from the sale of pharmaceutical products.

Due to the lack of any significant revenues, to date L.A.M. has relied upon proceeds realized from the public and private sale of its common stock and convertible debentures to meet its funding requirements. Funds raised by L.A.M. have been expended primarily in connection with research, development, clinical studies and administrative costs. Until significant revenues commence from commercial sale of its products, L.A.M. will be required to fund its operations through the sale of securities, debt financing or other arrangements. However, there can be no assurance that such financing will be available or be available on favorable terms.

Summary Financial Data

Income Statement Data:
                                     Quarter Ended          Quarter Ended
                                   September 30, 2003     September 30, 2002

Sales                               $     26,163       $        22,165
Operating Expenses                      (280,687)           (1,050,831)
Financial Accounting Expenses
    Not Requiring Use of Cash           (159,441)             (426,191)
Provision for Arbitration Settlement      (3,000)                   --
                                    ----------------------------------
Net Loss                            $   (416,965)         $ (1,454,857)
                                    =============         =============


                                      Nine Months Ended      Nine Months Ended
                                     September 30, 2003     September 30, 2002

Sales                               $     79,784          $     22,165
Operating Expenses                    (1,005,072)           (2,340,975)
Financial Accounting Expenses
    Not Requiring Use of Cash           (314,720)           (2,407,432)
Provision for Arbitration Settlement    (606,132)                   --
                                    ----------------------------------
Net Loss                            $ (1,846,140)         $ (4,726,242)
                                    =============         =============


Balance Sheet Data:
                                 September 30, 2003     December 31, 2002

Current Assets                   $    666,714          $    780,628
Total Assets                        1,376,917             1,452,217
Current Liabilities                 1,699,887             1,537,164
Total Liabilities                   2,056,792             1,908,561
Working Capital Deficiency         (1,033,173)             (756,536)
Stockholders' Deficit                (679,875)             (456,344)

Results of Operations

Three months ended September 30, 2003 compared with three months ended September 30, 2002

Net Sales

In August 2002, L.A.M. commenced commercial sales of its L.A.M. IPM Wound Gel(TM). The Company is at an early stage of its sales and marketing efforts and accordingly revenues to date are limited. Revenue during the quarter ended September 30, 2003 of $26,000 was comprised primarily of sales to medical organizations. L.A.M. has received positive feedback from wound care professionals and wound treatment centers. As a result of the products acceptance and L.A.M.'s initiatives to broaden its distribution channels, L.A.M. is hopeful that sales over the next few quarters will begin to increase.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2003 decreased 77% to $27,000 from $114,000 for the three months ended September 30, 2002. Costs incurred during the more recent quarter represent mostly fixed costs of our R&D department.

Marketing and Business Development

Marketing and business development expenses for the three months ended September 30, 2003 decreased 81% to $67,000 from $361,000 for the three months ended September 30, 2002. The decrease is due to costs incurred in 2002 for the product launch such as product design and the initial marketing campaign that did not recur in 2003. Costs incurred during the more recent quarter represent mostly costs incurred to familiarize our product in the market place.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2003 decreased 68% to $179,000 from $571,000 for the three months ended September 30, 2002. The decrease is partially due to the non-recurrence of the Investor relations costs incurred as a result of the exceptional level of activity during the third quarter of 2002 and the reduction of general business legal expenses. In addition, there was a reduction in financial banking and consulting expenses, these services are now being performed internally, a reduction in executive and employee salaries due to reduced headcount and a write-off of a receivable in the third quarter of 2002 which did not recur in the current quarter.

The primary components of general and administrative expenses for the three months ended September 30, 2003 and 2002 were as follows:

                                                   2003          2002
                                              ---------------------------

Officers' salaries                              $    9,375    $   10,500
Employee salaries and benefits                      29,650        31,947
Investor Relations                                   5,710        49,143
Financial banking and consulting                    27,750        50,860
Legal and auditing (including SEC filings)          43,325       61,665
Insurance                                            9,694        49,896
Write-Off of Receivable                                 --       289,000
Other expenses                                      53,772        27,891
                                               -----------   -----------
             Total                               $ 179,276     $ 570,902
                                               ===========   ===========


Interest Expense

Interest expense for the three months ended September 30, 2003 decreased 14% to $2,000 from $2,400 for three months ended September 30, 2002 following the partial repayment of loans received from Stockholders.

Share and Option Grants

L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing L.A.M.'s paid in capital, totaled $140,000 for the three months ended September 30, 2003 as compared to $408,000 during the three months ended September 30, 2002. The decrease is due to shares issued for services performed that did not recur in the quarter ended September 30, 2003.

The majority of these costs were attributable to shares issued to third parties for services performed.

Nine months ended September 30, 2003 compared with nine months ended September 30, 2002

Net Sales

Revenue during the nine months ended September 30, 2003 was $80,000 compared to $22,000 recorded in the nine months ended September 30, 2002. The change is due to the new product sales from the limited commercial introduction of L.A.M. IPM Wound Gel(TM) which commenced in August 2002.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2003 decreased 66% to $147,000 from $433,000 for the nine months ended September 30, 2002. The decrease is due to costs incurred in 2002 to obtain regulatory approval, granted in April 2002, for L.A.M. IPM Wound Gel(TM) that did not recur in 2003. Research and development expenses tend to fluctuate from period to period depending on the status and timing of the individual projects in process.

Marketing and Business Development

Marketing and business development expenses for the nine months ended September 30, 2003 decreased 56% to $330,000 from $749,000 for the nine months ended September 30, 2002. The decrease is due to costs incurred in 2002 for the product launch such as product design and the initial marketing campaign that did not recur in 2003.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2003 decreased 56% to $507,000 from $1,155,000 for the nine months ended September 30, 2002. The decrease is partially due to the non-recurrence of the Investor relations costs incurred as a result of the exceptional level of activity during the first quarter of 2002 and a reduction in financial banking and consulting expenses as these services are now being performed internally. In addition, there was a reduction in executive and employee salaries due to reduced headcount, a reduction in legal expenditures as during the nine months ended

September 30, 2002 the Company was negotiating and setting in place the distribution and business channels needed to launch the I.P.M. Wound Gel(TM) and a write-off of a receivable in the third quarter of 2002 which did not recur in the nine months ended September 30, 2003.

The primary components of general and administrative expenses for the nine months ended September 30, 2003 and 2002 were as follows:

                                                  2003          2002
                                             ---------------------------

Officers' salaries                            $  50,375     $  61,250
Employee salaries and benefits                   86,041        93,596
Investor Relations                               29,358       210,101
Financial banking and consulting                 29,688       119,340
Legal and auditing (including SEC filings)      154,109       195,624
Insurance                                        36,864        87,823
Write-Off of Receivable                              --       289,000
Other expenses                                  120,516        97,829
                                             ----------  ------------
             Total                            $ 506,951    $1,154,563
                                             ==========  ============


Interest Expense

Interest expense for the nine months ended September 30, 2003 decreased 59% to $7,000 from $17,000 for nine months ended September 30, 2002 following the partial repayment of loans received from Stockholders.

Share and Option Grants

L.A.M. is required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing L.A.M.'s paid in capital, totaled $257,000 for the nine months ended September 30, 2003 as compared to $2,345,000 during the nine months ended September 30, 2002. The decrease is due to options granted to an executive in February 2002 and shares issued to third parties for services performed in the nine months ended September 30, 2002 that did not recur in the nine months ended September 30, 2003.

The majority of these costs were attributable to shares issued to third parties for services performed.

Other Expenses

As previously disclosed in the Form 10-KSB filed on April 1, 2003, a hearing was held on March 26, 2003 before an arbitrator with the American Arbitration Association relating to an alleged breach of the terms of an agreement between L.A.M. and an investor relations firm formerly used by L.A.M. at which the investor relations firm claimed damages of $600,000. In May 2003, L.A.M. learned that the arbitrator released a decision in favor of the investor relations firm and awarded damages in the amount of approximately $600,000. The arbitration decision did not specify a due date for the award. The investor relations company has contacted L.A.M. indicating that they would like to reach a negotiated settlement that would not result in damage to L.A.M.'s prospects. We believe that the settlement may be made through the issuance of shares rather than a cash payment or possibly a reduced amount of cash and or shares. In addition, payment may be delayed to a future date or may be structured to occur over time. At present, the outcome of this process is not determinable and accordingly L.A.M. has accrued the entire amount plus interest, at a rate of 2% per annum, as an expense and liability in the financial statements for the nine months ended September 30, 2003.

Liquidity and Sources of Capital

Nine Months Ended September 30, 2003

L.A.M.'s cash and cash equivalents as of September 30, 2003 were approximately $60,000 compared with approximately $210,000 at December 31, 2002. Working capital deficiency increased from approximately $(757,000) as of December 31, 2002 to $(1,033,000) as of September 30, 2003, primarily as the result of the accrued arbitration settlement.

L.A.M.'s operations used approximately $546,000 in cash during the nine months ended September 30, 2003 compared to $2,574,000 used in the same period in the prior year. During the current year, changes in L.A.M.'s working capital balances resulted in a source of cash in the amount of $846,000 compared to a use of cash of $17,000 in the same period in the prior year. Reduced operating expenses and increased revenue contributed to the remainder of the change in cash requirements for the nine months ended September 30, 2003 compared to the same period in the prior year.

During this period L.A.M. also spent $90,000 for patents, trademarks, and equipment purchases.

Sources of cash during the nine months ended September 30, 2003 came principally from the exercise of stock options amounting to $25,000 and from proceeds from stock subscriptions amounting to $400,000.

L.A.M. is currently undergoing a due diligence process with respect to a multi-tranche financing earmarked to fund both its ongoing operations and strategic initiatives. There can be no guarantee that L.A.M. will receive sufficient funds to implement its business plan.

During the three months ended September 30, 2003 L.A.M. sold units of L.A.M.'s common stock in which each unit consists of 1000 shares of L.A.M.'s common stock plus 750 warrants. Each warrant will entitle the holder to purchase one of L.A.M.'s common stock as follows:

          o One third of warrants may be exercised at any time prior to February 28, 2005 at a price of $0.30 per share
          o One third of warrants may be exercised at any time prior to August 31, 2005 at a price of $0.30 per share

          o One third of warrants may be exercised at any time prior to February 28, 2006 at a price of $0.50 per share

Between July 1, 2003 and October 14, 2003 L.A.M. sold 7,341,828 shares of its common stock, plus warrants for the purchase of an additional 5,247,750 shares for proceeds and debt reduction amounting to a total of $958,000. A total of 4,974,828 shares, plus warrants for the purchase of 3,472,000 shares were sold to thirty-nine investors for $673,960 in cash. An additional 2,367,000 shares, plus warrants for the purchase of 1,775,250 shares, were sold to five persons in payment of $284,040 owed by L.A.M. to these persons.

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

Plan of Operation

During the twelve months ending September 30, 2004 L.A.M. will:

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

Item 3.  Controls and Procedures

Joseph T. Slechta, the Company's President, Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made know to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Slechta there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

      Between July 1, 2003 and October 14, 2003 the Company sold 7,341,828 shares of its common stock, plus warrants for the purchase of an additional 5,247,750 shares for proceeds and debt reduction amounting to a total of $958,000. A total of 4,974,828 shares, plus warrants for the purchase of 3,472,000 shares were sold to thirty-nine investors for $673,960 in cash. An additional 2,367,000 shares, plus warrants for the purchase of 1,775,250 shares, were sold to five persons in payment of $284,040 owed by the Company to these persons.

      The sale and issuances of the common stock referred to above were exempt transactions under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The shareholders acquired these securities for investment purposes only and without a view to distribution. At the time the shareholders acquired these securities the shareholders were fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The shareholders acquired the securities for their own account. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were involved with the sale of these shares.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        Number  Title
          31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        During the three months ended September 30, 2003 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                          L.A.M. PHARMACEUTICAL, CORP.



November 13 2003            By:   /s/ Joseph T. Slechta
                                  ---------------------------------------
                                  Joseph T. Slechta,
                                  President, Chief Executive Officer
                                  and Principal Financial Officer