Form 10KSB
period 2003-12-31
LAM PHARMACEUTICAL CORP
filed 2004-03-30
CIK 1071272

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                          Commission File No. 000-30641

                          L.A.M. PHARMACEUTICAL, CORP.
               -------------------------------------------------
               (Exact name of registrant as specified in charter)

              DELAWARE                                          52-2278236
  ---------------------------------                           -------------
  (State or other jurisdiction                                (IRS Employer
       of incorporation)                                       I.D. Number)

                  800 SHEPPARD AVENUE WEST, COMMERCIAL UNIT 1,
                        TORONTO, ONTARIO, CANADA M3H 6B4
                  --------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including Area Code: (877) 526-7717

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


          Title of Each Class                        Name of Each Exchange On Which Registered
          -------------------                        -----------------------------------------
Common stock, par value $0.01 per share                        U.S. Over-the-Counter
                                                             Frankfurt Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

      Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      During the fiscal year ended December 31, 2003, total revenues were $105,789.

      The aggregate market value of the voting stock held by non-affiliates of the Company (45,229,265 shares) based upon the closing price of the Company's common stock on March 24, 2004 was approximately $17,639,413.

      As of March 24, 2004 the Company had 51,927,131 issued and outstanding shares of common stock.

      Indicate by check if Transitional Small Business Disclosure Format is
used: Yes [ ]   No [X]

================================================================================

                     TABLE OF CONTENTS


                                                                                       Page Numbers
                                                                                       ------------

                                      PART I

ITEM 1:  Business                                                                              2
ITEM 2:  Description of Properties                                                            12
ITEM 3:  Legal Proceedings                                                                    12
ITEM 4:  Submission of Matters to a Vote of Security Holders                                  12

                                      PART II

ITEM 5:  Market For L.A.M.'s Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                                 13
ITEM 6:  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                        16
ITEM 7:  Financial Statements                                                                 20
ITEM 8:  Changes In and Disagreements With Accountants on Accounting and Financial
         Disclosure                                                                           20
ITEM 8A: Controls and Procedures                                                              20

                                     PART III

ITEM 9:  Directors and Executive Officers of the Registrant                                   20
ITEM 10: Executive Compensation                                                               22
ITEM 11: Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                                          23
ITEM 12: Certain Relationships and Related Transactions                                       24

                                      PART IV

ITEM 13: Exhibits and Reports on Form 8-K                                                     25

ITEM 14: Principal Accountant Fees and Services                                               26



                                     PART I

FORWARD-LOOKING STATEMENTS

         Some of the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" or "Business" or contained or incorporated by reference in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that L.A.M. expects, believes or anticipates will or may occur in the future, including:

         o        L.A.M.'s plan to execute it's strategy;

         o        market acceptance of L.A.M.'s products;

         o        L.A.M.'s plan to launch new and enhanced products;

         o        L.A.M.'s plan to increase sales;

         o L.A.M.'s ability to obtain new distributors and market approvals in new countries;

         o        L.A.M.'s plan to pursue patents;

         o        L.A.M.'s ability to successfully compete in the marketplace;

         o        L.A.M.'s plan to increase the size of its sales force;

         o L.A.M.'s earnings estimates and future financial condition and results of operations; and

         o the adequacy of L.A.M.'s cash, cash equivalents and cash generated from operations to meet L.A.M.'s working capital requirements for the next twelve months.

         In some cases, you can also identify forward-looking statements by terminology such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions. All forward-looking statements are based on assumptions that L.A.M. has made based on its experience and perception of historical trends, current conditions, expected future developments and other factors that L.A.M. believes are appropriate. These statements are subject to numerous risks and uncertainties, many of which are beyond L.A.M.'s control, including the statements set forth under "Risk Factors." No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. L.A.M. undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

         L.A.M. Pharmaceutical, Corp. (L.A.M.) was incorporated in Delaware in July 1998. In September 1998, L.A.M. acquired all of the issued and outstanding shares of LAM Pharmaceuticals LLC for 6,000,000 shares of L.A.M.'s common stock. LAM Pharmaceuticals LLC was organized in Florida in 1994 (initially as a partnership) to commercialize a new drug delivery system, which offers patients, among other benefits, safer and more effective treatment for a number of serious diseases. Unless otherwise indicated, all references to L.A.M. include LAM Pharmaceuticals LLC.

         L.A.M. is the owner of a proprietary wound healing and transdermal drug delivery technology that involves the use of an original L.A.M. Ionic Polymer Matrix(TM)technology (L.A.M. IPM(TM)) for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents.

         L.A.M.'s corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using the patented L.A.M. Ionic Polymer Matrix(TM)technology. L.A.M. intends to seek out corporate alliances and co-marketing partnerships where other drugs and topical products can be enhanced by L.A.M.
IPM(TM)technology.

         On April 15, 2002, L.A.M. obtained clearance from the U.S. Food and Drug Administration ("FDA") of its Section 510(k) pre-market notification of intent (number K020325) to market its proprietary L.A.M. IPM Wound Gel(TM). Limited commercial sales of this product began in August 2002.

         On March 24, 2004, L.A.M. received approval from the Chinese State Food and Drug Administration for the importation and sale of its L.A.M. IPM Wound Gel(TM) in China. Commercial sales are expected to commence later in 2004 after L.A.M completes the development of its distribution marketing strategy.

         All of L.A.M.'s other products are in various stages of development and testing, and L.A.M. has not attempted to obtain FDA approval for any of these other products or attempted to market products that may not require approval. As a result, to date L.A.M. has not generated any significant revenues from the sale of pharmaceutical products, and expects to incur losses until significant revenues are earned from the sale of L.A.M. IPM Wound Gel(TM) or other products.

         In order to fully understand and appreciate the significance and effectiveness of L.A.M.'s drug delivery technology it is important to understand how various drug-based formulations are applied to the skin and the ways that substances applied to the skin are absorbed by the skin and other structures of the body.

         For many years, lotions, creams, suspensions and solutions of various natural (herbal) and therapeutic (drug) substances have been applied to the skin. When it comes to treating pain, sexual dysfunction and other disease states that emanate from structures of the body below the skin, topical therapy is not effective unless the therapeutic agent can penetrate the outer layer of the skin (stratum corneum), which acts as a protective barrier. This layer consists of numerous dead cells and cells in transition, which collectively form an effective barrier to penetration of substances, such as bacteria, in the air or in water. Thus the stratum corneum plays an important role in protecting the body from invasion by harmful substances.

         It is this same protective role which has posed a major challenge over the years regarding devising a mechanism that can effectively penetrate the stratum corneum for the purpose of delivering therapeutic substances to structures deep within the body.

         In 1994, L.A.M.'s scientists discovered that certain molecules called polymers possessed strong electrical charges which, when combined with other polymers of a specific electrical charge, are able to effectively penetrate the outer layers of the skin. In addition, these molecules are able to attach or surround other molecules such as therapeutic drug molecules and carry them within a matrix through the outer layers of the skin into the deeper structures below. L.A.M.'s scientists recognized that these discoveries would be of great significance in regard to the delivery of therapeutic agents. This phenomenon, which is the basis for the L.A.M. IPM(TM) delivery system, is covered by fourteen U.S. patents that are owned by L.A.M.

         The L.A.M. IPM(TM) technology combines in a matrix, in a novel manner, certain drugs that are well established and generally regarded by the public, the regulatory authorities and pharmaceutical industry as safe. When combined with an active drug ingredient, the L.A.M. IPM(TM) technology allows the delivery of greater amounts of drug to the target area than is otherwise possible. The L.A.M. IPM(TM) technology therefore offers potential benefits by providing faster and more prolonged therapeutic activity, less intrusive and less painful methods of delivery and a faster onset of therapeutic activity.

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

          L.A.M. believes that other products, which it is developing, will be classified as cosmetics, OTC drugs, or new drugs. Products classified as cosmetics or OTC drugs may be marketed without FDA approval. New drugs that are not cosmetics and that are not considered an OTC drug must be approved by the FDA prior to marketing in the United States. Before human testing can begin with respect to a new drug in the United States preclinical studies are conducted in laboratory animals to evaluate the potential efficacy and the safety of a product. Human clinical studies generally involve a three-phase process. The initial clinical evaluation, Phase I, consists of administering the product and testing for safe and tolerable dosage levels. Phase II trials continue the evaluation of safety and determine the appropriate dosage for the product, identify possible side effects and risks in a larger group of subjects, and provide preliminary indications of efficacy. Phase III trials consist of testing for actual clinical efficacy within an expanded group of patients at geographically dispersed test sites.

         L.A.M. believes that its L.A.M. IPM(TM) technology, when used with prescription drugs, will be regulated as an unapproved new drug and will require approval by the FDA. Conversely, L.A.M.'s believes that its IPM technology, when used with a cosmetic or an OTC drug, could be marketed without FDA approval.

         L.A.M. is also evaluating a limited number of IPM/drug formulations that have shown promise during preliminary clinical investigation. L.A.M.'s preferred course for these formulations is to negotiate licensing agreements and/or joint ventures with larger pharmaceutical companies, which have the financial resources to fund the research and/or clinical trials necessary to complete the development of L.A.M.'s products.

         If the results of the clinical trials involving these formulations are promising, L.A.M. may then be in a position to negotiate licenses, which would generate sufficient revenue so as to allow L.A.M. to exploit the L.A.M. IPM(TM) technology using a variety of other drugs. It should be emphasized that a number of risks may be associated with this approach. While preliminary results have been promising, there is no certainty that the efficacy of the IPM/drug formulations currently being tested will be borne out in subsequent clinical trials. In addition, more clinical studies may be requested by a potential licensee before it is willing to enter into an agreement.

         L.A.M.'s objective is to raise sufficient capital to enable it to sustain ongoing research, marketing and administrative overhead as well as to enable it to undertake the work necessary to obtain FDA approval for its products, if required, and to license the products to third parties.

         L.A.M. believes that the longer it is able to fund development and the clinical trials for its products and thereby establish their efficacy, the greater their value will be to a potential licensee given the reduced risk of failure. Consequently, L.A.M. believes that the longer it retains sole ownership of the products the greater will be its bargaining position with prospective licensees and strategic alliance partners. Indeed, the industry places incrementally larger different values on drugs as they progress through the clinical trials required by the FDA.

         L.A.M. plans to market its products in any country where a suitable market exists and which has approved L.A.M.'s products for sale. L.A.M. currently serves the healthcare market in the USA and is in the process of entering China and select South American markets.

         At the present time L.A.M. is focusing its efforts on the following projects:

WOUND HEALING

         In mid-April 2002, L.A.M.'s 510(k) Pre-Marketing Notification submission (K020325) to the FDA for L.A.M. IPM Wound Gel(TM) was cleared. This clearance gives L.A.M. the ability to market L.A.M. IPM Wound Gel(TM) as a Class I OTC device, while also acting as a platform to enable L.A.M. to market the product internationally.

         Diabetics often have poor circulation and are prone to the development of severe and hard to treat ulcers in the extremities, particularly in the area of the lower legs. L.A.M. IPM Wound Gel(TM) is designed to deliver high concentrations of sodium hyaluronate to an ulcer bed, providing an optimal environment for wound healing. L.A.M. IPM Wound Gel(TM) takes full advantage of the proprietary L.A.M. Ionic Polymer Matrix(TM) technology to saturate an ulcer bed with the L.A.M. IPM(TM) active ingredient, hyaluronic acid, a highly purified derivative of sodium hyaluronate, derived from avian sources.

         QST Consultations Ltd., an independent consulting firm based in Allendale, Michigan, reported very positive results of a study using L.A.M.'s IPM Wound Gel(TM) in the treatment of hard to heal skin ulcers. By the end of the study, 47 of the 53 ulcers (89%) reported in the study, had healed within 25 weeks of applying L.A.M. IPM Wound Gel(TM). The mean time to healing was 12 weeks and the median time was 8.2 weeks.

         As a derivative of L.A.M. IPM Wound Gel(TM), L.A.M. is also developing a wound-healing matrix designed to be used on incisions following surgical procedures. One of the most common post-surgical complications is the development of scar tissue, in tissue sutured or stapled following surgery. Adhesions often form and result in a painful condition, which sometimes requires surgical treatment. The availability of a product that could reduce such complications will reduce the cost of post-operative care significantly. L.A.M. believes its wound-healing matrix has potential as an effective post-operative treatment for the prevention of adhesions and scar tissue following surgery.

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

         L.A.M. IPM(TM) - Personal Female Lubricant (Sexual Dysfunction) Matrix is not classified as a drug. The product uses substances that have been approved by the regulatory authorities for many applications. Vitamin B3, for example, forms a part of B Complex taken orally as a daily supplement by millions of people worldwide. The phenomenon of flushing is not only harmless, but has been declared by several regulatory authorities as beneficial. Consequently, L.A.M. believes that FDA approvals are not required for this product

LICENSING OF SEXUAL DYSFUNCTION PRODUCTS

         In December 1997, L.A.M. granted an exclusive worldwide license to Ixora Bio-Medical Co. ("Ixora") for the marketing, sale and distribution of certain of its transdermal drugs for the treatment of sexual dysfunction. L.A.M. has received licensing payments of $500,000 from Ixora. Ixora is required to reimburse L.A.M. or directly pay for all costs of clinical studies and related research required by the FDA or other government agencies as well as patent procurement and maintenance costs, provided however that after January 1, 2000 Ixora is not, without its consent, obligated to reimburse L.A.M. for costs in excess of $10,000 per quarter. Ixora is overseeing the manufacturing of the product and will ensure that the matrix is manufactured in accordance with the FDA GMP (Good Manufacturing Practices) standards and that the product is safe and performs to its specifications. L.A.M. will receive the following royalties on sales by Ixora:

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

         In January 1998 L.A.M. acquired a 45% interest in Ixora for $207,360. As a result of subsequent sales by Ixora of its common stock to other persons, L.A.M., as of March 24, 2004, owned 18% of Ixora's common stock.

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

         Certain products marketed in the United States are considered cosmetics and OTC drugs because they make cosmetic claims as well as therapeutic claims and are intended to treat or prevent disease. Examples of such products include, but are not limited to, anti-dandruff shampoos; sunscreens; make-ups, moisturizers and skin care products that contain sunscreen, skin protectant or acne claims; products that make breath-freshening or whitening claims; antiperspirants that contain deodorant claims; and anti-microbial soaps. These products must comply with the FDA requirements for both cosmetics and OTC drugs.

         As a cosmeceutical, a combination of an OTC drug and a cosmetic product, the IPM matrix can be used for a variety of topical and other uses. These include use with certain antibiotic first aid products, antifungal drugs, dandruff, dermatitis and psoriasis control products, external analgesics, skin protectant-type products, such as for poison ivy and fever blisters and cold sores, first aid antiseptics, and anorectal products. Preliminary skin care trials have been successfully completed on approximately twenty patients in the Redding, California area by a cutaneous surgeon and dermatologist. Since L.A.M. is of the opinion that its skin care products will be classified as a cosmetic or an OTC drug, these skin care trials are being conducted without seeking FDA approval.

VETERINARY APPLICATION

         In January 2004, L.A.M. introduced an application for the veterinary industry. This application, incorporating L.A.M. Ionic Polymer Matrix(TM) technology, has demonstrated high efficacy in the treatment of pyotraumatic dermatitis and other skin ailments commonly suffered by dogs.

         Recently published data suggests that nearly 32% of households in the United States own at least one dog, resulting in an estimated dog population of 53 million. New statistics also indicate that Americans spent approximately $31 billion on their pets in 2003. Pyotraumatic dermatitis, more commonly known as "hot spots", and other skin ailments are among the most common ailments that require dogs to be examined and treated by a veterinarian.

GOVERNMENT REGULATION

         L.A.M.'s drug and cosmetic products are regulated in the United States under the Federal Food, Drug and Cosmetic Act (FD&C Act), the Public Health Service Act, and the laws of certain states. The FDA exercises significant regulatory control over drugs manufactured and/or sold in the United States, including those that are unapproved.

         Federal laws, such as the FD&C Act, cover the testing, manufacture, distribution, marketing, labeling, and advertising (for prescription drugs) of all new drugs. Drug registration and listing requirements also exist.

         L.A.M. believes that the products being developed by L.A.M. will be subject to one or more of the following FDA classifications:

COSMETICS

         Cosmetics are generally the least regulated by the FDA compared to other products subject to the FD&C Act. The legal distinction between cosmetics and drugs is typically based on the intended use of the product, which is normally discerned from its label or labeling. Cosmetic products are those intended for cleansing, beautifying, promoting attractiveness, or altering appearance whereas drugs are those intended for diagnosis, cure, mitigation, treatment, or prevention of disease, or that affect the structure or any function of the body.

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

         The processes required by European regulatory authorities before L.A.M.'s systems can be marketed in Western Europe are similar to those in the United States. First, appropriate pre-clinical laboratory and animal tests must be done, followed by submission of a clinical trial exemption or similar documentation before human clinical studies can be initiated. Upon completion of adequate and well-controlled clinical studies in humans that establish that the drug is safe and efficacious, regulatory approval of a Market Authorization Application must be obtained from the relevant regulatory authorities. As with the FDA review process, there are numerous risks associated with the Market Authorization Application review. Additional data may be requested by the regulatory agency reviewing the Market Authorization Application to demonstrate the contribution of a product component to the clinical safety and efficacy of a product, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

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

PRODUCT STATUS

         L.A.M. completed the development of its IPM Wound Gel(TM)and obtained clearance (number K020325) from the FDA on April 15, 2002 to market the product. L.A.M. began limited commercial sales of this product in August 2002

         All of L.A.M.'s other products are in various stages of development and testing and the commercial sale of any of these products may not occur until the end of 2004 at the earliest. As a result, L.A.M. expects to incur additional losses for the foreseeable future. L.A.M.'s estimates of the costs associated with future research and clinical studies may be substantially lower than the actual costs of these activities. If L.A.M.'s cost estimates are incorrect, L.A.M. will need additional funding for its research efforts. There can be no assurance that L.A.M.'s products will prove to have any therapeutic or other value.

         The following is a summary of the status of the products that are being developed by L.A.M.:


                                                                     Projected Cost              Projected Date
                                      Anticipated FDA              Needed to Complete            of Completion
Product Name                           Classification                Studies/trials            of Studies/trials
------------                          ---------------              ------------------          -----------------
Wound Healing                       Cosmetic/OTC Drug                 $1,000,000(1)                 Completed
Female Sexual Dysfunction           Cosmetic/OTC Drug                        N/A                    Completed (2)
Extreme Dry Skin                    Cosmetic/OTC Drug                 $1,500,000                    (3)



(1) Projected costs associated with the wound-healing product include costs for scaling up production.

(2) L.A.M. has licensed this product to Ixora Bio-Medical Co. Pursuant to the terms of the Licensing Agreement, Ixora is responsible for all the costs required to obtain any required regulatory approvals of this product.

(3) L.A.M. intends to initiate an aggressive sampling program over the next twelve to eighteen months for its Extreme Dry Skin product with consumers, doctors and skin care professionals once its wound healing product becomes more established in its market.

RESEARCH AND DEVELOPMENT

         As part of its ongoing research and development program, L.A.M. intends to develop and commercialize as many products as possible based on its L.A.M. IPM(TM) technology. L.A.M.'s long-range goal is to exploit other uses of its matrix drug delivery system to improve the therapeutic effects of various drugs.

         During the years ended December 31, 2002 and 2003 L.A.M. spent approximately $573,000 and $196,000, respectively on research and development. L.A.M.'s research and development expenditures do not include research and development expenses relating to L.A.M.'s Sexual Dysfunction Drug, which were paid by Ixora Bio-Medical Co.

MANUFACTURERS AND SUPPLIERS

         L.A.M. has contracted DPT Laboratories (DPT) in San Antonio, Texas to produce the initial commercial quantity batches of L.A.M. IPM Wound Gel(TM). Although L.A.M. has contracted DPT for the manufacturing of its product there are a number of other manufacturing companies that provide the same services. L.A.M. has purchased its supplies of raw materials from a number of independent companies and does not believe that it is dependent on any of these vendors.

COMPETITION

         The pharmaceutical industry is highly competitive. L.A.M. competes primarily in the over-the-counter wound-care market. L.A.M. believes that competition for product sales is based primarily on brand awareness, price, availability and product efficacy. L.A.M.'s products may be subject to competition from alternate therapies during the patent protection period, if applicable, and thereafter from generic equivalents.

         Many of L.A.M.'s competitors are large, well-established companies in the pharmaceutical, chemical, cosmetic and health care fields and may have greater resources than L.A.M. to devote to manufacturing, marketing, sales, research and development and acquisitions. L.A.M.'s competitors include Bristol-Myers Squibb, Johnson & Johnson, Smith & Nephew and others.

PATENTS AND TRADEMARKS

         As of March 24, 2004, L.A.M. owned fourteen U.S. patents, four foreign patents, five U.S. patent applications and numerous international patent applications designating over 100 foreign countries with claims relating to its sustained release delivery matrix system, systems containing drug preparations, uses of the systems for various treatment therapies and addiction therapeutic program. L.A.M.'s patents will expire between 2015 and 2018.

EMPLOYEES

         As of March 24, 2004 L.A.M. had five full time and one part time employee.

OFFICES AND FACILITIES

         In the fourth quarter of 2003, L.A.M. consolidated its research, pilot production and head office activities to 736 Center Street, Lewiston, New York. This facility is leased on a month-to-month basis at a rate of $400 per month.

         L.A.M. continues to maintain a business office at 800 Sheppard Avenue West, Commercial Unit 1, Toronto, Ontario, Canada. L.A.M. has leased this space at $4,675 per month until August 31, 2004.

RISK FACTORS

         L.A.M. provides the following discussion of risks and uncertainties relevant to its business. These are factors that L.A.M. thinks could cause its actual results to differ materially from expected and historical results. L.A.M. could also be adversely affected by other factors besides those listed here.

ALTHOUGH L.A.M RECEIVED CLEARANCE FOR L.A.M. IPM WOUND GEL(TM) IN APRIL 2002, THERE IS NO GUARANTEE THAT L.A.M. WILL RECEIVE REGULATORY APPROVAL FOR ITS OTHER PRODUCTS. FAILURE TO OBTAIN REGULATORY APPROVALS FOR ITS OTHER PRODUCTS WILL PREVENT L.A.M. FROM MARKETING THEM AND MAY SIGNIFICANTLY AND ADVERSELY AFFECT ITS FUTURE FINANCIAL PERFORMANCE.

          The pre-clinical and clinical testing, manufacturing, and marketing of L.A.M.'s drug delivery systems is subject to extensive regulation by numerous governmental authorities in the United States and in other countries, including, but not limited to, the United States Food and Drug Administration. Among other requirements, FDA approval, including a review of the manufacturing processes and facilities used to produce drug delivery products, is required before these products may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before L.A.M.'s drug delivery systems may be marketed in a particular foreign country.

         With the exception of L.A.M. IPM Wound Gel(TM), L.A.M.'s other products have not been cleared by the FDA or any foreiGN authority. L.A.M does not expect to be profitable until significant revenues are generated from sales of L.A.M. IPM Wound Gel(TM), OR unless and until its drug delivery products now under development receive any required FDA or foreign regulatory clearance and are commercialized successfully. In order to obtain FDA clearance of a product L.A.M. must demonstrate to the satisfaction of the FDA that the product is safe and effective for its intended uses and that L.A.M. is capable of manufacturing the product with procedures that conform to the FDA's regulations, which must be followed at all times. The process of obtaining FDA clearance can be costly, time consuming, and subject to unanticipated delay. There can be no assurance that any future clearances will be granted to L.A.M. on a timely basis, or at all.

         In addition to delays in review and approval of pre-clinical and clinical testing, delays or rejection may also be encountered based upon changes in applicable law or regulatory policy during the period of product development and FDA regulatory review. Any failure to obtain, or any delay in obtaining FDA approvals would adversely affect the ability of L.A.M. to market its other products. Moreover, even if FDA approval is granted, any approval may include significant limitations on indicated uses for which a product could be marketed.

         Both before and after approval is obtained, a product and its manufacturer are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter (including after approval), may result in adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer. In addition, later discovery of previously unknown problems relating to a marketed product may result in restrictions on such product or manufacturer including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of L.A.M.'s products under development.

IF SALES OF L.A.M. IPM WOUND GEL(TM) DO NOT MEET EXPECTATIONS, OR COST ESTIMATES FOR CLINICAL TRIALS AND RESEARCH OF L.A.M.'S OTHER PRODUCTS ARE INACCURATE, L.A.M. WILL REQUIRE ADDITIONAL FUNDING.

          L.A.M.'s estimates of the future sales of L.A.M. IPM Wound Gel(TM) may be substantially higher than the actual revenues frOM this product, and its estimates of the costs associated with future clinical trials and research may each be substantially lower than the actual costs of these activities. If L.A.M.'s revenue or cost estimates are incorrect, L.A.M. will need additional funding for its research efforts.

THERE CAN BE NO ASSURANCE THAT L.A.M. WILL ACHIEVE OR MAINTAIN A COMPETITIVE POSITION OR THAT OTHER TECHNOLOGICAL DEVELOPMENTS WILL NOT CAUSE L.A.M.'S PROPRIETARY TECHNOLOGIES TO BECOME UNECONOMICAL OR OBSOLETE.

          The biomedical field in which L.A.M. is involved is undergoing rapid and significant technological change. The successful development of therapeutic agents and products will depend on L.A.M.'s ability to be in the technological forefront of this field. There can be no assurance that L.A.M. will achieve or maintain a competitive position or that other technological developments will not cause L.A.M.'s proprietary technologies to become uneconomical or obsolete.

L.A.M. HAS NOT PREVIOUSLY SOLD, MARKETED OR DISTRIBUTED ANY OF ITS PRODUCTS AND MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE L.A.M. IPM WOUND GEL(TM)OR OTHER PRODUCTS.

         L.A.M. has not previously sold, marketed or distributed any of its products. As L.A.M.'s products progress toward ultimate commercialization, L.A.M. will need to develop its sales and marketing abilities with respect to those products. In 2002, L.A.M. began to promote its L.A.M. IPM Wound Gel(TM)in the wound care market in the United States through the hiring of a small national sales force and related support staff. L.A.M. may be unable to successfully hire and retain key sales and marketing personnel that L.A.M. needs to effectively manage and carry out the commercialization of the L.A.M. IPM Wound Gel(TM)and L.A.M.'s other products. Even if we manage to hire and retain necessary personnel, L.A.M. may be unable to implement its sales, marketing and distribution strategies effectively or profitably.

L.A.M.'S PATENTS MIGHT NOT PROTECT L.A.M.'S TECHNOLOGY FROM COMPETITORS.

         Certain aspects of L.A.M.'s technologies are covered by U.S. patents. In addition, L.A.M. has a number of patent applications pending. There is no assurance that the applications still pending or which may be filed in the future will result in the issuance of any patents. Furthermore, there is no assurance as to the breadth and degree of protection any issued patents might afford L.A.M. Disputes may arise between L.A.M. and others as to the scope, validity and ownership rights of these or other patents. Any defense of the patents could prove costly and time consuming and there can be no assurance that L.A.M. will be in a position, or will deem it advisable, to carry on such a defense. Other private and public concerns may have filed applications for, or may have been issued, patents and are expected to obtain additional patents and other proprietary rights to technology potentially useful or necessary to L.A.M. The scope and validity of such patents, if any, are presently unknown. Also, as far as L.A.M. relies upon unpatented proprietary technology, there is no assurance that others may not acquire or independently develop the same or similar technology.

L.A.M. HAS A HISTORY OF LOSSES AND MAY NEVER BE PROFITABLE.

         L.A.M. has never earned a profit. As of December 31, 2003 L.A.M.'s accumulated deficit was approximately $(26,700,000). L.A.M. expects to incur additional losses during the foreseeable future. No assurance can be given that the launch of L.A.M. IPM Wound Gel(TM)will be successful, or that L.A.M.'s other product development efforts will be completed, that regulatory approvals wilL be obtained, that they will be manufactured and marketed successfully, or that L.A.M. will ever earn a profit.

IF L.A.M. CANNOT OBTAIN ADDITIONAL CAPITAL, L.A.M. MAY HAVE TO DELAY OR POSTPONE DEVELOPMENT AND RESEARCH EXPENDITURES, WHICH MAY INFLUENCE L.A.M.'S ABILITY TO PRODUCE A TIMELY AND COMPETITIVE PRODUCT.

         Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly. The different steps necessary to obtain regulatory approval, especially that of the FDA, involve significant costs. Accordingly, L.A.M. will need additional capital in order to fund the costs of future clinical trials, related research, and general and administrative expenses. L.A.M. may be forced to delay or postpone development and research expenditures if L.A.M. is unable to secure adequate sources of funds. These delays in development would have an adverse effect on L.A.M.'s ability to produce timely and competitive products. There can be no assurance that L.A.M. will be able to obtain the funding which it will require.

L.A.M. MAY SELL SHARES OF ITS COMMON STOCK IN THE FUTURE AND THESE SALES MAY DILUTE THE INTERESTS OF OTHER SECURITY HOLDERS AND DEPRESS THE PRICE OF L.A.M.'S COMMON STOCK.

         As of March 24, 2004, L.A.M had 51,927,131 outstanding shares of common stock and outstanding options and warrants which would allow the holders of these securities to purchase 22,009,951 additional shares of L.A.M.'s common stock. See "Shares Authorized for Issuance Under Equity Compensation Pans" and "Sales of Unregistered Securities" under Item 5, filed as part of this report, for information on the outstanding options and warrants.

         The issuance or even the potential issuance of shares upon the exercise of warrants or options, or upon the conversion of promissory notes, or in connection with any other financing will have a dilutive impact on L.A.M.'s other stockholders and could have a negative effect on the market price of L.A.M.'s common stock.

         As L.A.M. issues shares of its common stock as a result of the exercise of options or warrants the price of L.A.M.'s common stock may decrease due to the additional shares in the market. Any decline in the price of L.A.M.'s common stock may encourage short sales, which could place further downward pressure on the price of L.A.M.'s common stock and impair its ability to raise additional capital through the sale of equity securities.

THERE IS, AT PRESENT, ONLY A LIMITED MARKET FOR L.A.M.'S COMMON STOCK AND THERE IS NO ASSURANCE THAT THIS MARKET WILL CONTINUE.

         L.A.M.'s common stock is traded on the OTC Bulletin Board. Trades of L.A.M.'s common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for L.A.M.'s common stock. As a result of these rules, investors may find it difficult to sell their shares.

AVAILABLE INFORMATION

         L.A.M. routinely files reports and other information with the SEC, including Forms 8-K, 10-KSB and 10-QSB. The public may read and copy any materials L.A.M. files with the SEC at the SEC's Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is HTTP://WWW.SEC.GOV.


         L.A.M. makes its financial statements available as soon as reasonably practicable after they are filed with the SEC on L.A.M.'s Internet site at HTTP://WWW.LAMPHARM.COM. Paper copies of the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-KSB, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge upon request, by writing to L.A.M. at 800 Sheppard Avenue, West, Toronto, Ontario Canada M3H 6B4.

ITEM 2. DESCRIPTION OF PROPERTIES

         See "Offices and Facilities" under Item 1 "Business", filed as part of this report. L.A.M. has no current plans to invest in real property.

ITEM 3. LEGAL PROCEEDINGS

         Capital Research Group, Inc. (CRG) an investor relations firm formerly used by L.A.M. filed a claim against L.A.M. with the American Arbitration Association in the State of Florida alleging that L.A.M. failed to pay Capital Research Group in accordance with the terms of an agreement between the parties. In May 2003, L.A.M. learned that the arbitrator awarded damages in the amount of approximately $600,000 to CRG. On November 19, 2003, L.A.M. and Capital Research Group agreed to settle all amounts owed by L.A.M. to CRG through the issuance of 3,059,363 shares of L.A.M.'s common stock. In addition, L.A.M. granted warrants to purchase 1,000,000 shares of L.A.M.'s common stock at a price of $0.22 per share and warrants to purchase 230,750 shares of L.A.M.'s common stock at a price of $0.01 per share. As of March 24, 2004 all warrants were exercised through a cashless option that resulted in the issuance of 409,527 shares of L.A.M.'s common stock.

         In March 2004, a consultant filed a lawsuit with the District Court of Montreal, in Quebec, Canada in the amount of $2.8 million against L.A.M. and one of its directors alleging that L.A.M. failed to issue shares of its common stock to the individual for services rendered during the periods of 2001 and 2002. In contrast, L.A.M. contends that the consultant did not provide the services and as a result no shares are due. While management is not able at the present time to determine the outcome of this matter, based upon information currently available, management presently believes that the probability is remote that the resolution of this claim will have a material adverse effect on L.A.M.'s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the stockholders was held on March 9, 2004 for the purpose of amending L.A.M.'s Certificate of Incorporation to increase the authorized number of shares of common stock to a total of 150,000,000 shares of common stock.

         Sixty-one percent or 28,285,773 of the shares outstanding were represented in person or by proxy at the special meeting. Of these 27,638,856 or ninety-eight percent voted in favor of increasing the authorized number of shares of common stock to a total of 150,000,000 shares; 623,765 or two percent voted against increasing the authorized number of shares of common stock and 23,152 abstained from voting. L.A.M. did not receive any broker non-votes.

                                     PART II

ITEM 5. MARKET FOR L.A.M.'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         As of March 24, 2004, there were approximately 157 record owners of L.A.M.'s common stock. L.A.M.'s common stock is traded in the over-the-counter market under the symbol "LAMP.OB". Set forth below is the range of high and low bid quotations for the periods indicated as reported by Pinksheets LLC. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

           Quarter Ending                 High                  Low
           --------------                 ----                  ---

               3/31/02                   $0.99                 $0.46
               6/30/02                   $2.50                 $0.69
               9/30/02                   $0.88                 $0.45
              12/31/02                   $0.54                 $0.27

               3/31/03                   $0.34                 $0.19
               6/30/03                   $0.25                 $0.08
               9/30/03                   $0.27                 $0.13
              12/31/03                   $0.23                 $0.11

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

SHARES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         L.A.M. has an incentive stock option plan, a non-qualified stock option plan and a stock bonus plan. In some cases these three plans are collectively referred to as the "plans".

         The following table shows the weighted average exercise price of the outstanding options granted pursuant to the L.A.M.'s incentive and non-qualified stock option plans as of December 31, 2003 and certain information as of March 24, 2004 concerning the stock options and stock bonuses granted by L.A.M.


                                             Number of
                                           Securities to                                             Number of Securities
                                             be Issued                                             Remaining Available for
                                           Upon Exercise                       Weighted-Average     Future Issuance Under
                                                of                             Exercise Price of   Equity Compensation Plans
                                            Outstanding       Securities          Outstanding        (Excluding Securities
                                              Options          Issued as            Options         Reflected in Column[a])
Name of Plan (1)                                [a]           Stock Bonus              [b]                   [c]
----------------                           ------------       -----------      ------------------  -------------------------
Equity Compensation Plans Approved
by Security Holders                                 --               --                 --                       --

Equity Compensation Plans Not
Approved by Security Holders                 6,727,000        7,560,732               $0.61                3,137,268
                                             ---------        ---------               ------               ---------
                Total                        6,727,000        7,560,732                                    3,173,268
                                             ---------        ---------               ------               ---------



(1)      Description of the equity compensation plans are as follows:

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

         3. The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options that are first exercisable in any calendar year may not exceed $100,000.

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

         STOCK BONUS PLAN.

         Up to 8,000,000 shares of common stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, L.A.M.'s employees, directors, officers, consultants and advisors are eligible to receive a grant of L.A.M.'s shares;

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

         See Note M Share and Option Grants under the Financial Statement for a discussion of the stock option grants.

SALES OF UNREGISTERED SECURITIES

         In November 2002, L.A.M. sold 258,621 shares of its common stock, plus warrants to purchase an additional 258,621 shares of common stock for proceeds of $193,966 through a private placement pursuant to Regulation D, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). On February 14, 2003 L.A.M. registered the common shares issued as a result of the private placement with this United States Securities and Exchange Commission (Commission File No. 333-103212).

         In November 2002, L.A.M. sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors for $700,000. As of December 31, 2003 all of the notes had been converted into 3,168,707 shares of L.A.M.'s common stock. In addition, by March 24, 2004, all of the series A and B warrants had been exercised. On December 6, 2002 L.A.M. registered the common shares issuable as a result of the conversion with the United States Securities and Exchange Commission (Commission File No. 333-101676).

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

         See "Note J - Convertible Notes" in Notes to the Financial Statements for information concerning the convertible notes and the Series A, B, C and D warrants.

         Between July 1, 2003 and October 14, 2003 L.A.M. sold units of L.A.M.'s common stock consisting of 1,000 shares of common stock, plus 750 warrants through a private placement pursuant to Regulation D, promulgated the Securities Act. Through this private placement L.A.M. sold 7,361,828 shares of its common stock, plus warrants for the purchase of an additional 5,262,750 shares for proceeds and debt reduction amounting to a total of $958,000. A total of 4,994,828 shares, plus warrants for the purchase of 3,472,500 shares were sold to forty investors for $673,960 in cash. An additional 2,367,000 shares, plus warrants for the purchase of 1,775,250 shares, were sold to five persons in payment of $284,040 owed by L.A.M. to these persons. On October 22, 2003 L.A.M.

registered the common shares issued as a result of this private placement with the United States Securities and Exchange Commission (Commission File No. 333-109868). See Note K -- Common Stock in Notes to Financial Statements for information concerning L.A.M.'s common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following sets forth certain financial data with respect to L.A.M. and is qualified in its entirety by reference to the more detailed financial statements and notes included elsewhere in this report. The following contains statements that constitute "forward looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward looking statements by terminology such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from anticipated results include risks associated with the development of products and L.A.M.'s need for working capital.

OVERVIEW

         L.A.M. received clearance of its 510(k) pre-market notification from the FDA in April, 2002 and commenced limited commercial sales in August of 2002. During the remainder of 2002 and throughout 2003, L.A.M. has continued efforts to develop commercial sales in the United States market. In addition L.A.M. has pursued a strategy of seeking regulatory approval to sell L.A.M. IPM Wound Gel(TM) in additional markets outside of the United States. In March, 2004 L.A.M. learned that it received approval to import and sell its L.A.M. IPM Wound Gel(TM) in China. L.A.M.'s Revenue in 2003 increased to $106,000 compared to $40,000 in the prior year while operating expenses declined from $3,530,000 in 2002 to $1,317,000 in 2003. Net loss for the year declined to $2,199,000 in 2003 compared to $6,299,000 in 2002.

SELECTED FINANCIAL DATA

         The following selected financial data set forth below for each of the years ended December 31, 2003 and 2002, have been derived from L.A.M.'s audited financial statements. You should read this table in conjunction with L.A.M.'s audited financial statements and related notes, and L.A.M.'s unaudited interim financial statements and related notes.

INCOME STATEMENT DATA


                                                          For the Years Ended
                                               ---------------------------------------
                                               December 31, 2003     December 31, 2002      Percentage Change
                                               -----------------     -----------------      -----------------
Sales                                             $   106,000           $    40,000               163%
Operating Expenses
      Cost of Goods Sold                               34,000                10,000               234%
      General and Administration                      664,000             1,972,000               (66%)
      Marketing and Business Development              423,000               975,000               (57%)
      Research and Development                        196,000               573,000               (66%)
                                                  -----------           -----------              ----
           Total Operating Expenses               $ 1,317,239           $ 3,530,273
Financial Accounting Expenses                         395,749             2,809,104               (86%)
Arbitration Settlement                                591,873                    --              (100%)
                                                  -----------           -----------              ----
                 Net Loss                         $(2,199,072)          $(6,299,217)
                                                  ===========           ===========              ====


BALANCE SHEET DATA:

                                                 As At
                                ---------------------------------------
                                December 31, 2003     December 31, 2002
                                -----------------     -----------------

Current Assets                    $   590,295           $   780,628
Total Assets                        1,281,858             1,452,217
Current Liabilities                 1,027,561             1,537,164
Total Liabilities                   1,348,466             1,908,561
Working Capital (Deficiency)         (437,266)             (756,536)
Stockholders' Deficit                (102,608)             (456,344)

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

SALES

         Sales during the year ended December 31, 2003, amounted to $106,000, an increase of 163% over sales in 2002 of $40,000. The increase resulted from a full year of sales in 2003, compared to five months in 2002. Revenue for the sale of the product is recorded when the revenue is realized or realizable and earned.

COST OF GOODS SOLD

         Cost of Goods Sold for 2003 was 34,000, representing an increase of 24,000, or approximately 234%, from 10,000 in 2002. The gross profit percentage for 2003 was 68%, compared to 75% in 2002. The decrease in the gross profit percentage reflects L.A.M. offering its customers a discounted price on the L.A.M. IPM Wound Gel(TM) for a limited time period in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the year ended December 31, 2003 decreased 66% to $664,000 from $1,972,000 for the year ended December 31, 2002. The decrease included costs attributable to the write off of the option receivable in 2002 as described in Note H to the financial statements which did not recur in 2003; decreased costs of regulatory filings in respect of past and present options, note conversions, share grants for services and quarterly and yearly filings as required by the Securities and Exchange Commission and the decrease in investor relations due to the non-recurrence of the exceptional level of activity in the previous year. Decreases in financial banking and consulting, salaries and benefits and insurance also occurred as L.A.M. attempts to reduce its operating costs and perform some of theses services internally.

         The primary components of general and administrative expenses for the years ended December 31, 2003 and 2002 were as follows:


                                                               2003               2002
                                                             --------          ----------
Officers' salaries (1)                                       $ 34,562          $   74,125
Employee salaries and benefits                                107,686             127,787
Investor Relations                                             45,893             265,819
Commissions and other costs in
    connection with financings                                 51,438              83,070
Financial Banking and Consulting                                   --             194,200
Legal and Auditing (including SEC filings)                    219,897             327,945
Insurance                                                      48,557             130,882
Occupancy Costs                                                52,907              49,246
Write off of receivable                                            --             627,000
Other Expenses                                                102,769              92,255
                                                            ---------        ------------
             Total                                          $ 663,709         $ 1,972,329
                                                            =========         ===========



(1) Officers salaries are allocated among general and administrative, marketing and business development and research and development.

MARKETING AND BUSINESS DEVELOPMENT EXPENSE

         Marketing and business development expense for the year ended December 31, 2003 decreased 57% to $423,000 from $975,000 for the year ended December 31, 2002. The decrease reflects the build up of marketing resources and promotional activity in 2002 for the launch of commercial sales of L.A.M. IPM Wound Gel(TM) and the introduction of the product to markets outside of the U.S, which did nOT recur in 2003.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expenses for the year ended December 31, 2003 decreased 66% to $196,000 from $573,000 for the year ended December 31, 2002. The decrease is due to costs incurred in 2002 to obtain regulatory clearance for L.A.M. IPM Wound Gel(TM) thAT did not recur in 2003.

SHARE AND OPTION GRANTS

         L.A.M. is required to recognize non-cash expenses, which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing L.A.M.'s paid in capital, decreased to $315,000 for the year ended December 31, 2003 from $2,468,000 for the year ended December 31, 2002. The non-cash expenses in 2002 included costs attributed to options and shares granted to consultants and directors for services performed and in recognition of their efforts required to bring L.A.M.'s first product to market.

CONVERSION PREMIUM

         During the year ended December 31, 2002, conversion premiums of $205,000 were charged to expense.

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

ARBITRATION SETTLEMENT

         Capital Research Group, Inc. (CRG) an investor relations firm formerly used by L.A.M. filed a claim against L.A.M. with the American Arbitration Association alleging that L.A.M. failed to pay Capital Research Group in accordance with the terms of an agreement between the parties. In May 2003, L.A.M. learned that the arbitrator awarded damages in the amount of approximately $600,000 to CRG. On November 19, 2003 L.A.M. and Capital Research Group agreed to settle all amounts owed by L.A.M. to CRG through the issuance of 3,059,363 shares of L.A.M.'s common stock. In addition L.A.M. granted warrants to purchase 1,000,000 shares of L.A.M.'s common stock at a price of $0.22 per share and warrants to purchase 230,750 shares of L.A.M.'s common stock at a price of $0.01 per share. As of March 24, 2004 all warrants were exercised through a cashless option that resulted in the issuance of 409,527 shares of L.A.M.'s common stock.

LIQUIDITY AND SOURCES OF CAPITAL

YEAR ENDED DECEMBER 31, 2003

         L.A.M.'s cash and cash equivalents as of December 31, 2003 is $25,000. The working capital deficiency decreased from approximately $(757,000) as of December 31, 2002 to $(437,000) as of December 31, 2003.

         L.A.M.'s operations and an increase in prepaids used approximately $1,143,000 in cash during the year ended December 31, 2003. This was offset by a decrease in inventory and an increase in accounts payable and accrued expenses in the amount of $438,000, which provided cash.

         During this period L.A.M. also spent $87,000 for patents, trademarks, and equipment purchases.

         Cash required during the year ended December 31, 2003 came principally from the subscription agreements for the issuance of common stock in the amount of $677,000 as follows:

         During 2003, L.A.M. sold units of L.A.M.'s common stock through a private placement in which each unit consists of 1,000 shares of L.A.M.'s common stock plus 750 warrants. Each warrant will entitle the holder to purchase L.A.M.'s common stock as follows:

         o One third of the warrants may be exercised at any time prior to February 28, 2005 at a price of $0.30 per share

         o One third of the warrants may be exercised at any time prior to August 31, 2005 at a price of $0.30 per share

         o One third of the warrants may be exercised at any time prior to February 28, 2006 at a price of $0.50 per share

      Through this private placement L.A.M. sold 7,361,828 shares of its common stock, plus warrants for the purchase of an additional 5,262,750 shares for proceeds and debt reduction amounting to a total of $961,000. A total of 4,994,828 shares, plus warrants for the purchase of 3,487,500 shares were sold to forty investors for $676,960 in cash. An additional 2,367,000 shares, plus warrants for the purchase of 1,775,250 shares, were sold to five persons in payment of $284,040 owed by L.A.M. to these persons.

YEAR ENDED DECEMBER 31, 2002

         L.A.M.'s operations and an increase in accounts receivable and inventories used approximately $3,241,000 in cash during the year ended December 31, 2002. This was offset by an increase in accounts payable and accrued expenses in the amount of $548,000, which provided cash.

         During this period L.A.M. also spent $122,000 for patents, trademarks, and equipment purchases.

         On January 24, 2001, L.A.M. entered into an equity line of credit agreement. As of July 22, 2002, L.A.M. had sold 1,053,177 shares of common stock and received $971,000 in net proceeds under the equity line of credit agreement. On July 22, 2002 L.A.M. terminated the equity line of credit agreement and as consideration for the cancellation of the agreement, L.A.M. repriced the warrants held by the issuer of the equity line to purchase 482,893 shares of common stock from a price of $4.56 per share to $1.35 per share. This re-pricing had no effect on the operations for the year ended December 31, 2002.

         On November 1, 2002, L.A.M. sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors for $700,000. See "Note J - Convertible Notes" in Notes to the Financial Statements (page F-15), filed as part of this report, for information concerning this transaction.

         Cash required during the year ended December 31, 2002 came from the exercise of stock options amounting to $1,750,000, proceeds from the sale of shares under the Equity Line of Credit Agreement amounting to $487,000 and proceeds from the sales of convertible notes in the amount of $700,000.

         L.A.M. expects that the majority of cash needs for 2004 will be met through issuing common stock. Between December 31, 2003 and March 24, 2004, funds of approximately $616,000 were received relating to private placement subscription agreements. L.A.M. also believes that revenue will increase as its product becomes more widely known in the United States and as sales commence in China later in the year. L.A.M. is also actively pursuing approval for its L.A.M. IPM Wound Gel(TM)in additional markets such as Central and South America anD believes these markets will also commence contributing to revenue later in 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

         L.A.M. is not involved in any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

         See the Financial Statements as filed as part of this report. (pages F-1 to F-23)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of L.A.M.'s management, consisting of J. Slechta, Chief Executive Officer who is also L.A.M.'s Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, L.A.M.'s Chief Executive Officer/ Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on 10-KSB to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

         In connection with the evaluation described above, L.A.M.'s management, consisting of L.A.M.'s Chief Executive Officer/ Principal Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of L.A.M. are as follows:


       Name                          Age            Position
       ----                          ---            --------
       Joseph T. Slechta              55            President, Chief Executive Officer and Director
       Peter Rothbart, M.D.           65            Treasurer and Director
       Gary M. Nath                   59            Secretary and Director


         JOSEPH T. SLECHTA became L.A.M.'s President and Chief Executive Officer in November 2002. Mr. Slechta was appointed a director and became L.A.M.'s President on May 11, 2001. Prior to that Mr. Slechta served as L.A.M.'s Chief Operating Officer commencing November 2000. Prior to November 2000, Mr. Slechta was a consultant to a number of corporate clients, including L.A.M. from November 1998 to November 2000, providing assistance in matters such as financing, reorganization, expansion and improving operations.

         PETER ROTHBART, M.D., Medical Director, has been a director and Treasurer of L.A.M. since its inception. He has been a consulting anesthetist for over 20 years and is a leading pain specialist and principal of the Rothbart Pain Management Clinic in Ontario, Canada. Dr. Rothbart is currently President of the North American Cervicogenic Headache Society, an association of specialists in the treatment of cervicogenic headaches. He was also recently elected Chair of the Chronic Pain Section of the Ontario Medical Association. Dr. Rothbart was one of the co-discovers of the IPM delivery system.

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

KEY EMPLOYEE

         ELENA MILANTONI (age 34) has been L.A.M.'s Director of Finance and Administration since June 2002. Ms. Milantoni has a BAS degree in accounting and is a Chartered Accountant. Ms. Milantoni has over 11 years of public accounting and industry experience for both biotech and hi-tech companies.

FAMILY RELATIONSHIPS

         There are no family relationships among the directors and executive officers of L.A.M.

AUDIT COMMITTEE

         L.A.M. is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. L.A.M. does not currently have an audit committee and does not have an audit committee financial expert. L.A.M.'s Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

CODE OF ETHICS

         L.A.M. is currently in the process of reviewing and formally adopting its code of ethics for its directors, executive officers and employees. L.A.M. expects to complete this process sometime in the second quarter of 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the United States Securities Exchange Act of 1934 requires directors and executive officers of L.A.M. to file reports concerning their ownership of L.A.M. equity securities with the United States Securities Exchange Commission, the Over-the-Counter Exchange, and L.A.M. To our knowledge based solely on a review of the information received and written representation from the persons subject to Section 16(a), we believe that all of L.A.M.'s directors and executive officers filed their required reports on a timely basis during 2003, except that Mr. Drizen, a former director and executive officer failed to report six hundred and eighty-one transactions, Mr. Slechta failed to report three transactions and Mr. Rothbart and Mr. Nath failed to report one transaction.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation paid for each of the years ended December 31, 2003, 2002 and 2001 to the President and Chief Executive Officer of the Corporation and those executive officers whose total salary and bonus exceeded $100,000 in the three preceding financial years..



                                      Annual Compensation                   Long-Term Compensation
                                ---------------------------------    ------------------------------------
                                                                            Awards              Payouts
                                                                     ------------------------   --------
                                                           Other                   Securities
                                                          Annual                     Under                  All Other
                                                          Compen-    Restricted      Stock        LTIP       Compen-
Name and                        Salary      Bonus         sation       Stock        Options      Payouts     sation
Principal Position   Year         ($)       ($) (1)         ($)      Award(s)($)  Granted (#)      ($)         ($)
-------------------- -------- ------------ ----------     -------   ------------  -----------   ---------   ----------
Joseph Slechta       2003       137,500     45,000          Nil          Nil           Nil          Nil         Nil
President and CEO    2002       102,500       Nil           Nil          Nil           Nil          Nil         Nil
                     2001       103,000     25,000          Nil       85,000 (2)    3,600,000       Nil         Nil


(1) The following officer of L.A.M. received shares of L.A.M.'s common stock as a stock bonus:

         Name                             Date                     Shares
         ----                             ----                     -------

         Joseph Slechta                 6/5/01                       100,000
         Joseph Slechta                 9/26/03                      250,000

(2) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of L.A.M.'s common stock owned by the officers listed above, and the value of such shares as of December 31, 2003:

         Name                            Shares                     Value
         ----                            ------                   ----------

         Joseph Slechta                  895,000                  $  174,525

OPTIONS GRANTED IN 2003

         During the fiscal year ended December 31, 2003, no options were granted by L.A.M. to its executive officers.

         During 2003, L.A.M. extended the expiry dates of options held by the following persons:

                                         Expiry Date           Expiry Date
                                          Prior to                After
Name                   Options            Extension             Extension
----                   -------         ----------------      ----------------

Joseph Slechta         100,000         January 20, 2003      January 20, 2008
Peter Rothbart          70,000         January 20, 2003      January 20, 2008


AGGREGATE OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

         The following table sets forth certain information concerning exercises of stock options by the named executive officers and directors during the year ended December 31, 2003 and the value of unexercised options at December 31, 2003.


                                                          Number of Securities
                                                               Underlying                  Value of Unexercised
                         Common                           Unexercised Options at           In-the-Money Options at
                         Shares                             December 31, 2003               December 31, 2003 (1)
                       Acquired On       Value        -----------------------------     ----------------------------
Name                   Exercise (#)    Realized       Exercisable     Unexercisable     Exercisable    Unexercisable
----                   ------------    --------       -----------     -------------     -----------    -------------
J. T. Slechta             --              --           3,700,000           --               --              --
P. Rothbart               --              --             370,000           --               --              --
G. M. Nath                --              --                  --           --               --              --


(1) These amounts represent the difference between the exercise price of the stock options and the closing price of L.A.M.'s common shares on the last trading day of the year on the Over-the-Counter Exchange. On December 31, 2003, the closing price of L.A.M.'s common shares on the Over-the-Counter Exchanges was $0.195 and the exercise prices of all the stock options were greater than the closing price of L.A.M.'s common shares.

COMPENSATION OF EXECUTIVE OFFICERS

         The following shows the amounts that L.A.M. expects to pay to its officers during the twelve month period ending December 31, 2004, and the time that L.A.M.'s executive officers plan to devote to L.A.M.'s business. L.A.M. does not have employment agreements with any of its officers.

                             Proposed                   Time to be Devoted
         Name               Compensation               to Company's Business
         ----               ------------               ---------------------

     Joseph Slechta           $150,000                          100%
     Peter Rothbart                 --                            5%
     Gary M. Nath                   --                           15%

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

         OTHER ARRANGEMENTS. During the year ended December 31, 2003, and except as disclosed elsewhere in this registration statement, no director of L.A.M. received any form of compensation from L.A.M.

         As explained in Item 12 of this report Gary Nath provides legal services to L.A.M. See Item 12 of this report. During the year ending December 31, 2004, L.A.M. expects that it will continue to use the services of Mr. Nath's law firm.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 24, 2004 concerning the common stock owned by each officer and director of L.A.M., and each other person known to L.A.M. to be the beneficial owner of more than five percent (5%) of L.A.M.'s common stock.


                                                      Amount and Nature of
            Name and Address of Beneficial Owner      Beneficial Ownership    Percent of Total
            ------------------------------------      --------------------    -----------------

            Joseph T. Slechta                                895,000                1.7%
            800 Sheppard Avenue West,
            Commercial Unit 1
            Toronto, ON
            Canada M3H 6B4

            Peter Rothbart    (2)                          2,904,924                5.6%
            274 St. Clements Avenue
            Toronto, ON
            Canada M4R 1H5

            Gary M. Nath                                   2,897,942                5.6%
            6106 Goldtree Way,
            Bethesda, Maryland 20817

            Directors and executive officers as a          6,697,866               13.0%
            group (consisting of 3 persons)



(1) Excludes shares issuable upon the exercises of options and warrants held by the following persons:


                           Shares Issuable Upon    Shares Issuable Upon      Option/ Warrant      Expiration Date of
Name                        Exercise of Options    Exercise of Warrants      Exercise Price         Option/ Warrant
----                        -------------------    --------------------      --------------         ---------------
Joseph T. Slectha                 600,000                                         $0.58                06/05/06

Joseph T. Slectha               3,000,000                                         $0.58                06/30/11

Joseph T. Slectha                 100,000                                         $0.58                01/18/08

Joseph T. Slectha                                        156,250                  $0.30                02/28/05

Joseph T. Slectha                                        156,250                  $0.30                08/31/05

Joseph T. Slectha                                        156,250                  $0.50                02/28/06

Peter Rothbart                    300,000                                         $0.58                06/05/06

Peter Rothbart                     70,000                                         $0.58                01/18/08

Peter Rothbart                                           156,250                  $0.30                02/28/05

Peter Rothbart                                           156,250                  $0.30                08/31/05

Peter Rothbart                                           156,250                  $0.50                02/28/06

Gary M. Nath                                             218,750                  $0.30                02/28/05

Gary M. Nath                                             218,750                  $0.30                08/31/05

Gary M. Nath                                             218,750                  $0.50                02/28/06



(2) Includes shares held by the Shasqua Limited, of which Dr. Rothbart may be deemed the beneficial owner.

EQUITY COMPENSATION PLAN

      See "Shares Authorized for Issuance Under Equity Compensation Plans" in
Item 5 of this report for information concerning L.A.M.'s Equity Compensation Plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2003 and 2002, L.A.M. paid $53,400 and $99,965 respectively to Nath & Associates, PLLC for legal services. Nath & Associates, PLLC is a law firm in which Mr. Nath, an officer and director of L.A.M., is a partner. As of December 31, 2003, L.A.M. owed Nath & Associates, PLLC approximately $344,000 for legal services.

         During 2002, Mr. Drizen and L.A.M. agreed that an advance of $548,361 due to him as of December 31, 2001 would be offset against the remaining amount due pursuant to a promissory note held by Mr. Drizen. In addition, Dr. Rothbart and Mr. Nath agreed with Mr. Drizen to apply a portion of their receivables from L.A.M. against the amounts due by Mr. Drizen in an amount sufficient to offset the remaining balance due on Mr. Drizen's promissory note. See Note H Loan Receivable -- Director of the Notes to the Financial Statements regarding Mr. Drizen's promissory note.

         In 2003, through the private placement of 7,361,828 shares of its common stock, plus warrants for the purchase of an additional 5,262,750 shares for proceeds and debt reduction aggregating $961,000, Mr. Slechta and certain directors and officers of L.A.M. acquired 2,125,000 common shares plus warrants to purchase and additional 1,593,750 shares under this private placement. The private placement proceeds of $255,000 received from the CEO, directors and officers of L.A.M. were used to reduce the amounts payable to these individuals as a result of services performed or loans provided to L.A.M.

         Following these offset arrangements, as of December 31, 2003 L.A.M. owed Dr. Rothbart and Mr. Nath $3,008 and $146,537 respectively, and Mr. Drizen's promissory note was paid in full.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K



Exhibit 3         Articles of Incorporation and Bylaws                                          (1)

     Exhibit 3.1       Certificate of Amendment to the Articles of Incorporation                (2)

Exhibit 4         Instruments Defining the Rights of Security Holders

     Exhibit 4.1       Incentive Stock Option Plan                                              (1)

     Exhibit 4.2       Non-Qualified Stock Option Plan                                          (1)

     Exhibit 4.3       Stock Bonus Plan                                                         (1)

Exhibit 10        Material Contracts

     Exhibit 10.1      Agreements with Ixora Bio-Medical Co.                                    (1)

     Exhibit 10.2      Common Stock Purchase Agreement with Hockbury Limited                    (3)

     Exhibit 10.3      Stock Purchase Warrant issued to Hockbury Limited                        (3)

     Exhibit 10.4      Stock Purchase Warrant issued to GKN Securities
                       Corp. and certain employees of GKN Securities Corp.                      (3)

     Exhibit 10.5      Securities Purchase Agreement (together with Schedule
                       Required by Instruction 2 to Item 601 Regulation S-K)                    (4)

Exhibit 23.1      Consent of Independent Auditors                                               (2)

Exhibit 31.1      Certification by Joseph T. Slechta under Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                                   (2)

Exhibit 32.1      Certification of Joseph T. Slechta pursuant to 18 U.S.C. Section 1350,
                  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.         (2)


(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-KSB (Commission File No. 000-30641).
(2)      Filed here within.
(3) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 (Commission File No. 333-56390).
(4) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 (Commission File No. 333-101676).

8-K REPORTS

       None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the aggregate fees billed to L.A.M. for the years ended December 31, 2003 and December 31, 2002 by Rotenberg & Company, LLP.


                                     Year Ended December 31,
                                     ------------------------
                                       2003            2002
                                     -------          -------

         Audit Fees                  $31,300          $31,500
         Audit-Related Fees          $ 1,950          $ 2,750
         Tax Fees                    $ 2,500          $ 2,500
         All Other Fees              $   800          $    --

         Audit-related fees billed during the fiscal years ended December 31, 2003 and 2002 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

                                       L.A.M. PHARMACEUTICAL, CORP.

                                       By: /s/ JOSEPH SLECTHA
                                           -------------------------------------
                                           Joseph Slechta, President and
                                           Principal Financial Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JOSEPH SLECHTA                     Director           March 29, 2004
----------------------------------
Joseph Slechta


/s/ PETER ROTHBART                     Director           March 29, 2004
----------------------------------
Peter Rothbart


  GARY M, NATH                         Director           March 29, 2004
----------------------------------
Gary M. Nath

                          L.A.M. PHARMACEUTICAL, CORP.
                            (A DELAWARE CORPORATION)
                               LEWISTON, NEW YORK

             ----------------------------------------------------

                                FINANCIAL REPORTS
                                       AT
                                DECEMBER 31, 2003

            ----------------------------------------------------

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------------



Independent Auditors' Report                                                    F-2

Balance Sheets at December 31, 2003 and 2002                                    F-3

Statements of Changes in Stockholders' Deficit for the Years Ended
  December 31, 2003 and 2002                                                F-4 to F-5

Statements of Operations for the Years Ended December 31, 2003 and 2002         F-6

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002     F-7 to F-8

Notes to Financial Statements                                               F-9 to F-23


                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Shareholders
L.A.M. Pharmaceutical, Corp.
Lewiston, New York


         We have audited the accompanying balance sheets of L.A.M. Pharmaceutical, Corp. (A Delaware Corporation) as of December 31, 2003 and 2002, and the related statements of changes in stockholders' deficit, operations and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.A.M. Pharmaceutical, Corp. (A Delaware Corporation) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




Rotenberg & Co., LLP
Rochester, New York
  February 26, 2004
    (except for Note Q as to which the date is March 24, 2004)

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK

BALANCE SHEETS
--------------------------------------------------------------------------------

December 31,                                                                  2003                 2002
                                                                          ------------           ------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                 $     25,132           $    210,214
Accounts Receivable, net                                                         8,936                 13,643
Inventory                                                                      482,667                550,085
Prepaid Expenses                                                                73,560                  6,686
                                                                          ------------           ------------
TOTAL CURRENT ASSETS                                                           590,295                780,628

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                       100,020                124,958

OTHER ASSETS
Patents and Trademarks - Net of Accumulated Amortization                       591,543                546,631
                                                                          ------------           ------------
TOTAL ASSETS                                                              $  1,281,858           $  1,452,217
                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                     $  1,027,561           $    866,164

Convertible Notes                                                                   --                671,000
                                                                          ------------           ------------
TOTAL CURRENT LIABILITIES                                                    1,027,561              1,537,164

OTHER LIABILITIES
Due to Stockholders                                                            149,545                164,037
Deferred Royalty Revenue                                                       207,360                207,360
                                                                          ------------           ------------
TOTAL LIABILITIES                                                            1,384,466              1,908,561
                                                                          ------------           ------------

Commitments

STOCKHOLDERS' DEFICIT
Common Stock - $.0001 Par; 50,000,000 Authorized; 45,809,364 and
  27,511,412 Issued and Outstanding, respectively                                4,581                  2,751
Additional Paid-In Capital                                                  26,605,165             24,054,187
Accumulated Deficit                                                        (26,712,354)           (24,513,282)
                                                                          ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                                                   (102,608)              (456,344)
                                                                          ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  1,281,858           $  1,452,217
                                                                          ============           ============



   The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                   Additional            Loan            Total
                                               Number    Common     Paid-In        Receivable-        Accumulated     Stockholders'
                                             of Shares    Stock     Capital      Director/Officer       Deficit          Deficit
                                            ----------   -------  -----------    ----------------    -------------    -------------
BALANCE - DECEMBER 31, 2001                 19,784,520   $1,978   $ 17,964,009    $   (640,000)      $(18,214,065)    $   (888,078)

Capital Contribution - Interest
  Expense                                           --       --         19,264              --                 --           19,264

Common Shares Issued - Note
  Conversion Premium                                --       --        204,762              --                 --          204,762

Notes Converted to Common Stock                 98,640       10         28,990              --                 --          29,000

Warrants Issued - Convertible Notes                 --       --         55,543              --                 --          55,543

Stock Options Issued
   - Compensation for Services Rendered             --       --      1,394,752              --                 --       1,394,752

Common Shares Issued
   - Compensation for Services Rendered      1,821,500      182        979,694              --                 --         979,876

Stock Options Exercised                      4,933,975      494      2,869,896              --                 --       2,870,390

Sale of Shares Under the Equity Line of
  Credit Agreement                             614,156       61        487,303              --                 --         487,364

Sale of Shares Under the Private
  Placement Memorandum                         258,621       26         74,974              --                 --          75,000

Receivable on Option Exercise                       --       --        (25,000)             --                 --         (25,000)

Loan Repayments from Officer                        --       --             --         640,000                 --         640,000

Net Loss                                            --       --             --              --         (6,299,217)     (6,299,217)
                                          ------------   ------   ------------    ------------       ------------    ------------
BALANCE - DECEMBER 31, 2002                 27,511,412   $2,751   $ 24,054,187    $         --       $(24,513,282)   $   (456,344)
                                          ============   ======   ============    ============       ============    ============

                                                                                                                    - continued -



   The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT - CONTINUED
--------------------------------------------------------------------------------

                                                                                   Additional            Loan            Total
                                               Number    Common     Paid-In        Receivable-        Accumulated     Stockholders'
                                             of Shares    Stock     Capital      Director/Officer       Deficit          Deficit
                                            ----------   -------  -----------    ----------------    -------------    -------------
BALANCE - DECEMBER 31, 2002                  27,511,412  $2,751   $ 24,054,187    $         --       $(24,513,282)   $   (456,344)

Capital Contribution -
  Interest Expense                                  --       --          8,215              --                 --           8,215

Notes Converted to Common Stock              3,070,067      307        670,693              --                 --         671,000

Stock Warrants Exercised                        69,022        7             (7)             --                 --              --

Stock Options Issued
   - Compensation for Services
     Rendered                                       --       --         35,211              --                 --          35,211

Common Shares Issued
   - Compensation for Services
     Rendered                                5,056,672      506        418,838              --                 --         419,344

Stock Options Exercised                          1,000       --            580              --                 --             580

Sale of Shares Under the Stock
   Subscription Agreements                   7,041,828      704        960,296              --                 --         961,000

Shares Issued Under the
  Arbitration Settlement                     3,059,363      306        591,567              --                 --         591,873

Receivable on Option Exercise                       --       --         24,420              --                 --          24,420


Receivable on Sale of Stock
  Subscription Agreements                           --       --       (158,835)             --                 --        (158,835)

Net Loss                                            --       --             --              --         (2,199,072)     (2,199,072)
                                          ------------   ------   ------------    ------------       ------------    ------------
BALANCE - DECEMBER 31, 2003                 45,809,364   $4,581   $ 26,605,165    $         --       $(26,712,354)   $   (102,608)
                                            ==========   ======   ============    ============       ============    ============




   The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


Years ended December 31,                                           2003                 2002
------------------------                                    ------------           ------------
REVENUES
Net Sales                                                   $    105,789           $     40,160
                                                            ------------           ------------
EXPENSES
Cost of Sales                                                     34,201                 10,250
General and Administrative                                       663,709              1,972,329
Marketing and Business Development                               423,240                975,077
Research and Development                                         196,089                572,617
                                                            ------------           ------------
                                                               1,317,239              3,530,273
FINANCIAL ACCOUNTING EXPENSES
  NOT REQUIRING THE USE OF CASH DURING THE PERIOD:
Depreciation and Amortization                                     67,294                 60,928
Interest Expense                                                  13,698                 19,942
Share and Option Grants to Officers, Directors
   Investors and Consultants                                     314,757              2,467,929
Conversion Premium on Convertible Notes                               --                204,762
Warrants Issued                                                       --                 55,543
                                                            ------------           ------------
TOTAL EXPENSES                                                 1,712,988              6,339,377
                                                            ------------           ------------

LOSS BEFORE OTHER INCOME AND (EXPENSES)                       (1,607,199)            (6,299,217)
                                                            ------------           ------------

OTHER INCOME AND (EXPENSES)
Arbitration Settlement                                          (591,873)                    --
                                                            ------------           ------------

TOTAL OTHER INCOME AND (EXPENSES)                               (591,873)                    --
                                                            ------------           ------------

NET LOSS FOR THE PERIOD                                     $ (2,199,072)          $ (6,299,217)
                                                            ============           ============

LOSS PER COMMON SHARE - BASIC AND DILUTED                   $      (0.07)          $      (0.26)
                                                            ============           ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING -
       BASIC AND DILUTED                                      32,121,738             24,644,912
                                                            ============           ============




   The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------




Years ended December 31,                                       2003               2002
------------------------                                  -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                  $(2,199,072)          $(6,299,217)

ADJUSTMENTS TO RECONCILE NET LOSS FOR THE PERIOD
   TO CASH FLOWS FROM OPERATING ACTIVITIES:
Depreciation and Amortization                                  67,294                60,928
Write-off of receivable                                            --               627,000
Bad Debts                                                         758                    --
Capital Contributions:
   Deemed Interest Expense on Loans from
   Stockholders                                                 8,215                19,264
Share and Option Grants - Officers, Directors
   Investors and Consultants                                  454,555             2,558,328
Warrants Issued                                                    --                55,543
Conversion Premium on Convertible Notes                            --               204,762
Share Settlement of Arbitration                               591,873                    --

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                             3,949               (13,643)
Inventory                                                      67,418              (452,335)
Prepaid Expenses                                              (66,874)               (1,342)
Accounts Payable and Accrued Expenses                         370,347               548,365
                                                          -----------           -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                     (701,537)           (2,692,347)
                                                          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment                            (1,495)              (26,841)
Purchases of Patents and Trademarks, Net                      (85,773)              (95,169)
                                                          -----------           -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES                      (87,268)             (122,010)
                                                          -----------           -----------


                                                                               - continued -



   The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


STATEMENTS OF CASH FLOWS - CONTINUED
--------------------------------------------------------------------------------



Years ended December 31,                                       2003                 2002
------------------------                                  -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                        518,215               75,000
Proceeds from Convertible Notes                                    --              700,000
Proceeds from Exercise of Stock Options                        25,000            1,750,490
Proceeds from Sale of Shares Under
   The Equity Line of Credit Agreement                             --              487,364
Advances from Stockholders                                    163,898                  433
Repayments to Stockholders                                   (103,390)                  --
                                                          -----------           ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                      603,723            3,013,287
                                                          -----------           ----------


NET CHANGE IN CASH AND CASH EQUIVALENTS                      (185,082)             198,930

Cash and Cash Equivalents - Beginning of Period               210,214               11,284
                                                          -----------           ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $    25,132           $  210,214
                                                          ===========           ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES

Offsetting of Stockholders Receivable and Payable         $        --           $  728,000
Stock Subscriptions - Offset Against Due to
  Stockholders                                            $    75,000           $       --
Debentures Converted to Common Stock                      $   671,000           $       --
Exercise of Stock Options                                 $        --           $  835,700
Exercise of Stock Warrants                                $         7           $       --
                                                          ===========           ==========

SUPPLEMENTAL DISCLOSURE

Interest Paid                                             $     5,483           $       --
Income Taxes Paid                                         $        --           $       --
                                                          ===========           ==========



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

NOTE B -   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           L.A.M. Pharmaceutical, Corp. was incorporated on July 24, 1998 under the laws of the State of Delaware. The Company has the authority to issue 50,000,000 shares of common stock, $.0001 par value. The Company's corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using the Company's patented L.A.M. Ionic Polymer Matrix(TM)technology. The Company currently serves the healthcare market in the USA and is developing international markets.

           DEVELOPMENT STAGE

           In August 2002, the Company commenced sales of its L.A.M. IPM Wound Gel(TM) and as a result revised its presentation of the financial statements from a development stage company to that of an operating company.

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

           PATENTS AND TRADEMARKS

           Patentsare carried at cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 17 years from the date of issuance of the patent. Amortization expense for the years ended December 31, 2003 and 2002 was $40,861 and $30,860, respectively. Accumulated amortization associated with patents and trademarks at December 31, 2003 and 2002 amounted to $130,629 and $89,767, respectively.

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

           SHARE AND OPTION GRANTS

           The Company has a stock option plan under which it may grant options to purchase shares of the Company's common stock. Options have varying vesting and expiration dates.

                                                                   - continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE B - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           The Company has elected to follow Accounting Principles Board Opinion
           (APBO) No. 25 and related interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, Statement of Financial Accounting Standards
           (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Stock options and awards made to directors, investors and consultants are subject to the provisions of SFAS No. 123.

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

           The fair value of due to stockholders could not be obtained without incurring excessive costs as they have no readily determinable market place.

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

NOTE D -   INVENTORY

           Inventories at December 31 consisted of the following:

                                                      2003             2002
                                                   ---------        ---------
           IPM Wound Gel(TM)                       $ 480,542        $ 539,460
           Raw Materials                               2,125           10,625
                                                   ---------        ---------
           Inventories                             $ 482,667        $ 550,085
                                                   =========        =========

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE E -   PROPERTY AND EQUIPMENT

           Property and equipment are recorded at cost and consisted of the following:

           December 31,                               2003             2002
           ------------                             --------         --------

           Furniture and Fixtures                   $127,493         $127,493
           Computer Equipment                         43,544           43,544
           Leasehold Improvements                     32,187           30,692
                                                    --------         --------
                                                    $203,224         $201,729
           Less:  Accumulated Depreciation          (103,204)         (76,771)
                                                    --------         --------

           Net Property and Equipment               $100,020         $124,958
                                                    ========         ========


           Depreciation expense for the years ended December 31, 2003 and 2002 was $26,433 and $23,068, respectively.

NOTE F -   DUE TO STOCKHOLDERS

           The Company has a liability for cash advances and salaries and other expenses incurred in earlier years due to its stockholders totaling $149,545 and $164,037 at December 31, 2003 and 2002, respectively.
           The Company has agreements with these stockholders, which provides for payment of this obligation without interest, not to exceed 25% of the profits realized by the Company in any year. The Company has imputed interest at 5.125% and 5.75% in 2003 and 2002, respectively, and charged operations for each of the periods presented with an offsetting credit to additional paid-in capital.

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


NOTE H -   LOAN RECEIVABLE - DIRECTOR - CONTINUED

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

           During the year ended December 31, 2002, Mr. Drizen exercised options to acquire 2,650,000 shares of the Company's common stock. The total exercise price of these options was $1,537,000. Pursuant to the terms of an agreement, signed in January 2003, with Mr. Drizen, the Company forgave the $627,000 owed by Mr. Drizen and has charged the amount to expense in 2002.

NOTE I -   INCOME TAXES

           The components of the deferred tax asset (liability) at December 31 are as follows:


           December 31,                                     2003           2002
           ------------                                  ----------    -----------
           Net Operating Loss                            $2,614,807    $ 2,188,479
           Stock Options                                    615,711        610,769
           Patents                                            8,529         80,547
                                                         ----------     ----------
                      Gross Deferred Tax Assets           3,239,047      2,879,795
                                                         ----------     ----------
           Property, Plant and Equipment                     (4,644)        (2,155)
                                                         ----------     ----------
                      Gross Deferred Tax Liabilities         (4,644)        (2,155)
                                                         ----------     ----------
                      Net Deferred Tax Assets             3,234,403      2,877,640
                                                         ----------     ----------
           Valuation Allowance                           (3,234,403)    (2,877,640)
                                                         ----------    -----------
           Net Deferred Taxes                            $       --    $    --
                                                         ==========    ===========



           The net operating loss carryforwards expire in varying amounts from 2013 to 2018. The Company has fully reserved for any future tax benefits from the net operating loss carryforwards and net deferred tax assets since it has not generated any revenues to date.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE J -   CONVERTIBLE NOTES

           During 2002, L.A.M. sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors for $700,000. The notes did not bear interest, were unsecured and were payable on November 1, 2005.

           At the holder's option, the notes were convertible into shares of L.A.M.'s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The initial conversion price was $0.294.

           If L.A.M. sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

           During 2003 L.A.M. issued common shares at a price lower than the original conversion price of the convertible notes. This triggered the above provision in the convertible note agreement and reduced the conversion price from $0.294 to $0.12. As a result, the number of common share equivalents increased by 787,755.

           As of December 31, 2003 all of the notes had been converted into 3,168,707 shares of L.A.M.'s common stock.

           The Series A warrants allow the holders to purchase 596,590 shares of L.A.M.'s common stock at a price of $0.12 per share at any time prior to November 1, 2007. The original price was $0.35 and was reduced due to the sale of stock at $0.12 per share during 2003 and based on the following provision.

           If L.A.M. sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the exercise price of the Series A warrants would be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

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


NOTE J -   CONVERTIBLE NOTES - CONTINUED

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

                   - L.A.M.'s common stock is listed for trading on the OTC Bulletin Board

           The conversion premium on the convertible notes at the date of issuance and the number of common share equivalents outstanding are as follows:



                                                Number of                          Excess of Fair Value
                                              Common Share        Conversion         of Common Stock          Conversion
                                               Equivalents          Price            Over Debentures            Premium
                                              ------------        ----------       --------------------       -----------

           Issued in 2002                       2,380,952         $ 0.294               $ 204,762                $204,762

           Converted in 2002                     (98,640)         $ 0.294
                                                ---------         -------
           Outstanding at
           December 31, 2002                    2,282,312         $ 0.294
                                                =========         =======

           Increase due to decrease
              of conversion price                 787,755
           Converted in 2003                   (3,070,067)        $ 0.218
                                                ---------         -------
           Outstanding at
           December 31, 2003                          --               --
                                                =========         =======


           The excess fair value of the common stock into which the notes can convert at the conversion date over the proceeds is recorded as conversion premium and is limited to the amount of the proceeds of the debentures. Accordingly, $204,762 was recorded in 2002 as a charge to conversion premium and a credit to additional paid-in capital in the accompanying financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE K -   COMMON STOCK

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

           During 2003, the Company sold units of the Company's common stock in which each unit consists of 1,000 shares of the Company's common stock plus 750 warrants. Each warrant will entitle the holder to purchase the Company's common stock as follows:

               o One third of the warrants may be exercised at any time prior to February 28, 2005 at a price of $0.30 per share.

               o One third of warrants may be exercised at any time prior to August 31, 2005 at a price of $0.30 per share.

               o One third of the warrants may be exercised at any time prior to February 28, 2006 at a price of $0.50 per share.

            Between July 1, 2003 and December 31, 2003 the Company sold 7,361,828 shares of its common stock, plus warrants for the purchase of an additional 5,262,750 shares for proceeds and debt reduction amounting to a total of $961,000. A total of 4,994,828 shares, plus warrants for the purchase of 3,487,500 shares were sold to forty investors for $676,960 in cash. An additional 2,367,000 shares, plus warrants for the purchase of 1,775,250 shares, were sold to five persons in payment of $284,040 owed by the Company to these persons.

NOTE L -   WARRANTS

           During 2003 and 2002, the Company issued warrants in connection with the sale of convertible notes and common shares as described in notes J and K of the financial statements. In accordance with SFAS No. 123, the Company recognized compensation expense during 2003 and 2002 of $0 and $55,543, respectively, for the fair value of the options at the date of the grant using a Black Scholes option-pricing model.



                                                                     -Continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE L -   WARRANTS - CONTINUED

           The following assumptions were used:


           December 31,                                                                2003            2002
           ------------                                                               ------           ----
           Weighted Average Fair Value of Options                                      $0.00           $0.01
           Weighted Average Exercise Price                                             $0.34           $1.02
           Expected Market Volatility                                                   3.7%            9.1%
           Risk Free Interest Rate                                                     1.60%           3.20%
           Expected Life (Years)                                                         1.7             4.9
           Expected Dividend Yield                                                        0%              0%



           Warrant transactions for the two years ending December 31, 2003 are summarized as follows:


                                                                                                Weighted Average
                                                                        Outstanding              Exercise Price
                                                                        ----------              ----------------

           AT DECEMBER 31, 2001                                            938,473                   $ 2.38
           Granted                                                       3,976,961                   $ 1.02
                                                                        ----------                   ------

           AT DECEMBER 31, 2002                                          4,915,434                   $ 1.28
           Granted                                                       6,247,750                   $ 0.34
           Exercised                                                      (213,068)                  $ 0.12
                                                                        ----------                   ------

           AT DECEMBER 31, 2003                                         10,950,116                   $ 0.76
                                                                        ----------                   ------

           The following table summarizes information about warrants outstanding at December 31, 2003:


                                                     Warrants Exercisable and Outstanding
                                                   ----------------------------------------
                                                                   Weighted        Weighted
                               Range of             Shares          Average        Average
                               Exercise              Under        Remaineing       Exercise
                                Prices              Warrant          Life            Price
                          ------------------       ---------      ----------       --------
                           $ 0.12 - $ 0.30         4,910,022         1.38            $ 0.27
                           $ 0.50 - $ 0.80         3,320,371         2.96            $ 0.64
                           $ 1.20 - $ 2.00         2,466,143         2.73            $ 1.46
                                    $ 4.83           253,580         2.09            $ 4.83
                           ===============         =========         ====            ======


NOTE M -   SHARE AND OPTION GRANTS

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

NOTE M -   SHARE AND OPTION GRANTS - CONTINUED

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

           EMPLOYEES

           During 2002, the Company granted stock options for 485,000 shares of common stock to employees as compensation for services rendered at exercise prices that were below the fair value of the common stock at the date of grant. In accordance with APBO 25, the Company recognized compensation expense of $2,959 and $71,934 as a charge against operations during 2003 and 2002 respectively, for the difference between the fair value and the exercise price of the common stock at the date of grant. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                     For the year ended
                                                         December 31,
                                                -----------------------------
                                                    2003              2002
                                                ------------     ------------
                    Net loss
                         As reported            $  2,191,001     $  6,299,217
                         Pro forma              $  2,202,345     $  6,339,006
                    Earnings per share
                         As reported                $ 0.07            $ 0.26
                         Pro forma                  $ 0.07            $ 0.26

           CONSULTANTS

           During 2003 and 2002 the Company granted stock options for 200,000 and 1,517,000, respectively, of common stock to consultants as compensation for services rendered. In accordance with SFAS 123, the Company recognized compensation expense during 2003 and 2002 of $32,252 and $358,612, respectively, for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

           DIRECTORS

           During 2003 and 2002, the Company granted additional stock options for 750,000 and 2,000,000 shares, respectively, of common stock to directors as compensation for services rendered. In accordance with SFAS No. 123, the Company recognized compensation expense

                                                                     -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE M -   SHARE AND OPTION GRANTS - CONTINUED

           during 2003 and 2002 of $0 and $878,000, respectively, for the fair value of the options at the date of the grant using a Black Scholes option-pricing model.

           The following assumptions were used:

           December 31,                                  2003            2002
           ------------                                  -----           -----

           Weighted Average Fair Value of Options        $0.00           $0.39
           Weighted Average Exercise Price               $0.58           $0.67
           Expected Market Volatility                     3.2%            9.4%
           Risk Free Interest Rate                       3.15%           4.37%
           Expected Life (Years)                           5.0             5.0
           Expected Dividend Yield                          0%              0%
                                                         =====           =====

           Stock option transactions for the two years ending December 31, 2003 are summarized as follows:

                                                             Weighted Average
                                           Outstanding        Exercise Price
                                           -----------       ----------------


           AT DECEMBER 31, 2001            12,845,493             $ 0.80
           Granted                          4,002,000             $ 0.71
           Exercised                       (5,083,975)            $ 0.58
           Forfeited/Expired                 (224,018)            $ 1.72
                                           ----------             ------

           AT DECEMBER 31, 2002            11,539,500             $ 0.80
           Granted                            950,000             $ 0.58
           Exercised                           (1,000)            $ 0.58
           Forfeited/Expired                 (567,500)            $ 1.69
                                           ----------             ------

           AT DECEMBER 31, 2003            11,921,000             $ 0.73
                                           ==========             ======

           The following table summarizes information about fixed stock options outstanding at December 31, 2003:



                                               Options Outstanding                     Options Exercisable
                                    ------------------------------------------       ------------------------
                                                     Weighted         Weighted                       Weighted
                Range of              Shares          Average         Average          Shares         Average
                Exercise               Under         Remaining        Exercise         Under         Exercise
                 Prices               Option            Life            Price         Option           Price
             ---------------        ----------       ----------       --------       ----------      ---------
             $ 0.58 - $ 1.00        11,321,000         4.30            $ 0.62        10,866,000        $ 0.62
             $ 1.25 - $ 2.50           300,000         3.00            $ 2.21           300,000        $ 2.21
             $ 2.75 - $ 4.00           300,000         1.96            $ 3.50           300,000        $ 3.50
             ===============        ==========         ====            ======           =======        ======



                                                                     -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE M -   SHARE AND OPTION GRANTS - CONTINUED

           During 2002, the Board of Directors authorized the repricing of 225,000 options to purchase shares of common stock at rates ranging from $0.58 and $2.00. The options repriced under this program accounted for approximately 2% of options outstanding as of December 31, 2002. Of the options repriced in 2002, 25,000 also had the expiration dated extended by 12 months. In accordance with SFAS 123, the Company recognized compensation expense during 2002 of $1,600 for the fair value of the options at the date they were repriced using a Black Scholes option-pricing model.

           During 2003 and 2002, the Board of Directors authorized the extension of expiration dates of options to purchase shares of common stock. The extensions were for periods ranging from 12 months to 60 months and 12 months to 36 months, respectively. Approximately 250,000 and 3,090,000 options, respectively, were extended under this program, which accounted for approximately 2% and 27%, respectively, of options outstanding as of December 31, 2003 and 2002. In accordance with SFAS 123, the Company recognized compensation expense during 2003 and 2002 of $0 and $70,980, respectively, for the fair value of the options at the date their expiration date was extended using a Black Scholes option-pricing model.

           In 2003 and 2002, the Company granted awards of 4,504,232 and 2,346,500, respectively, of common stock as compensation to outside consultants. The Company has charged operations in 2003 and 2002 for the fair value of the common stock awarded on the date of the grants in the amount of $279,545 and $1,147,927, respectively.

NOTE N -   EQUITY LINE OF CREDIT AGREEMENT

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

NOTE O -   LEASE ARRANGEMENTS

           The Company leases office space under an operating lease which expires during 2004. The lease requires the payment of property and business taxes, insurance and maintenance costs in addition to rental payments.

                                                                     -continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE O -   LEASE ARRANGEMENTS - CONTINUED

           Future minimum payments are as follows:


              2004               2005             2006              2007             2008           Total
            --------             ----             ----              ----             ----          --------
            $ 37,400             $ --             $ --              $ --             $ --          $ 37,400
            ========             ====             ====              ====             ====          ========



           Rent expense under operating leases was $67,994 and $63,811 for the years ended December 31, 2003 and 2002, respectively.

NOTE P -   RELATED PARTY TRANSACTIONS

           A director and shareholder of the Company is a partner in the law firm that acts as counsel and patent attorneys to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $128,000 and $229,000 in 2003 and 2002, respectively. As of December 31, 2003 and 2002, L.A.M. owed Nath & Associates, PLLC approximately $344,000 and $338,000, respectively, for legal services.

NOTE Q -   SUBSEQUENT EVENTS

           On March 9, 2004, a special meeting of the shareholders was held for the purpose of amending the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock to a total of 150,000,000 shares of Common Stock.

           61% of the shares outstanding were represented in person or by proxy at the special meeting. Of these, 97% voted in favor of increasing the authorized number of shares of Common Stock to a total of 150,000,000 shares.

           In March 2004, a legal suit in the amount of $2.8 million was brought against the Company and one of its directors alleging that the Company failed to issue shares of its common stock to a consultant for services rendered during the period of 2001 and 2002. In contrast, the Company contends that the consultant did not provide the services and as a result no shares are due. While management is not able at the present time to determine the outcome of this matter, based upon information currently available, management presently believes that the probability is remote that the resolution of this claim will have a material adverse effect on the Company's financial position or results of operations.

           Subsequent to the year end the Company commenced a series of private placements, and by March 24, 2004, had received funds of approximately $616,000.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
LEWISTON, NEW YORK


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE R -   COMMITMENTS & CONTINGENCIES

           Capital Research Group, Inc. an investor relations firm formerly used by the Company filed a claim against the Company with the American Arbitration Association alleging that the Company failed to pay Capital Research Group in accordance with the terms of an agreement between the parties. In May 2003, the Company learned that the arbitrator awarded damages in the amount of approximately $600,000 to Capital Research Group. On November 19, 2003, the Company and Capital Research Group agreed to settle all amounts owed by the Company to Capital Research Group through the issuance of 3,059,363 shares of the Company's common stock. In addition, the Company granted warrants to purchase 1,000,000 shares of the Company's common stock at a price of $0.22 per share and warrants to purchase 230,750 shares of the Company's common stock at a price of $0.01 per share. These warrants have an expiration date of March 24, 2004. Subsequent to year end all the warrants were exercised through a cashless option that resulted in the issuance of 409,527 shares of the Company's common stock.