Form 10QSB
period 2004-03-31
LAM PHARMACEUTICAL CORP
filed 2004-05-14
CIK 1071272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
or

[ ]	Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file No. 000-30641

L.A.M. PHARMACEUTICAL, CORP.

(Exact name of registrant as specified in its charter)

Delaware	52-2278236

(State of incorporation)	(I.R.S. Employer Identification Number)

800 Sheppard Avenue West,
Commercial Unit 1
Toronto, Ontario, Canada M3H 6B4

(Address of principal executive offices) (Zip Code)

(877) 526-7717

(Registrant’s telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [   ]

As of April 30, 2004, we had 59,072,570 issued and outstanding shares of common stock.

PART I
FINANCIAL INFORMATION

Item. 1 Financial Statements

L.A.M. PHARMACEUTICAL, CORP.

(A DELAWARE CORPORATION)
Lewiston, New York

FINANCIAL REPORTS
AT
MARCH 31, 2004

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$782,846	$25,132
Accounts Receivable, net	7,746	8,936
Inventory	474,768	482,667
Prepaid Expenses	73,560	73,560

Total Current Assets	1,338,920	590,295
Property and Equipment — Net of Accumulated Depreciation	93,411	100,020
Other Assets
Patents and Trademarks — Net of Accumulated Amortization	615,870	591,543

Total Assets	$2,048,201	$1,281,858

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$817,417	$1,027,561

Total Current Liabilities	817,417	1,027,561
Other Liabilities
Due to Stockholders	149,545	149,545
Deferred Royalty Revenue	207,360	207,360

Total Liabilities	1,174,322	1,384,466

Stockholders’ Equity (Deficit)
Common Stock — $.0001 Par; 150,000,000 and 50,000,000 Shares Authorized, Respectively; 48,850,473 and 45,809,364 Shares Issued and Outstanding, Respectively	4,885	4,581
Additional Paid-In Capital	28,557,928	26,605,165
Accumulated Deficit	(27,688,934)	(26,712,354)

Total Stockholders’ Equity (Deficit)	873,879	(102,608)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,048,201	$1,281,858

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders’
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2002	27,511,412	$2,751	$24,054,187	$(24,513,282)	$(456,344)
Capital Contribution – Interest Expense	—	—	2,153	—	2,153
Stock Options Granted - Compensation for Services Rendered	—	—	10,440	—	10,440
Common Shares Issued - Compensation for Services Rendered	335,000	33	(79,295)	—	(79,262)
Conversion of Convertible Notes	1,736,734	174	510,426	—	510,600
Receivable on Option Exercise	—	—	15,708	—	15,708
Net Loss for the Period (Unaudited)	—	—	—	(917,707)	(917,707)

Balance – March 31, 2003 (Unaudited)	29,583,146	$2,958	$24,513,619	$(25,430,989)	$(914,412)

Balance — December 31, 2003	45,809,364	$4,581	$26,605,165	$(26,712,354)	$(102,608)
Capital Contribution – Interest Expense	—	—	1,869	—	1,869
Stock Options Granted - Compensation for Services Rendered	—	—	4,454	—	4,454
Common Shares Issued - Compensation for Services Rendered	607,560	61	110,979	—	111,040
Sale of Shares Under the Stock Subscription Agreements	300,000	30	958,480	—	958,510
Premium on the Issuance of Warrants	—	—	25,241	—	25,241
Warrant Exercise	2,133,549	213	259,160	—	259,373
Receivable on Option Exercise	—	—	580	—	580
Receivable on Sale of Stock Subscription Agreements	—	—	32,000	—	32,000
Subscription of Stock in Settlement of Lawsuit	—	—	560,000	—	560,000
Net Loss for the Period (Unaudited)	—	—	—	(976,580)	(976,580)

Balance – March 31, 2004 (Unaudited)	48,850,473	$4,885	$28,557,928	$(27,688,934)	$873,879

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Revenues
Net Sales	$18,636	$30,844

Expenses
Cost of Sales	3,963	6,788
General and Administrative	175,152	159,997
Marketing and Business Development	128,194	152,105
Research and Development	31,239	79,323

	338,548	398,213
Financial Accounting Expenses
Not Requiring the Use of Cash During the Period:
Depreciation and Amortization	17,169	16,867
Interest Expense	1,869	2,293
Warrant Premium	25,241	—
Share and Option Grants to Consultants	52,389	(68,822)

Total Expenses	435,216	348,551

Loss Before Other Expenses	(416,580)	(317,707)

Other Expenses
Provision for Lawsuit Settlement	(560,000)	—
Provision for Arbitration Settlement	—	(600,000)

Total Other Expenses	(560,000)	(600,000)

Net Loss for the Period	$(976,580)	$(917,707)

Net Loss per Common Share — Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	47,886,434	29,267,371

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities
Net Loss for the Period	$(976,580)	$(917,707)
Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Depreciation and Amortization	17,169	16,867
Capital Contributions:
Premium on the Issuance of Warrants	25,241	—
Deemed Interest Expense on Loans from Stockholders	1,869	2,153
Share and Option Grants to Consultants	52,389	(68,822)
Provision for Lawsuit Settlement	560,000	—
Provision for Arbitration Settlement	—	600,000

Changes in Assets and Liabilities:
Accounts Receivable	1,190	4,066
Inventory	7,899	16,470
Prepaid Expenses	—	(3,045)
Accounts Payable and Accrued Expenses	(147,039)	131,306

Net Cash Flows from Operating Activities	(457,862)	(218,712)

Cash Flows from Investing Activities
Investment in Property and Equipment	—	(1,495)
Investment in Patents and Trademarks – Net	(34,887)	(27,113)

Net Cash Flows from Investing Activities	(34,887)	(28.608)

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	580	15,708
Proceeds from the Sale of Shares Under Share Subscription Agreements	990,510	—
Proceeds from Exercise of Warrants	259,373	—
Advances from Stockholders	—	139,390

Net Cash Flows from Financing Activities	1,250,463	155,098

Net Change in Cash and Cash Equivalents	757,714	(92,222)
Cash and Cash Equivalents — Beginning of Period	25,132	210,214

Cash and Cash Equivalents — End of Period	$782,846	$117,992

The accompanying notes are an integral part of these financial statements.

-continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED) – continued

	Three Months Ended
	March 31, 2004
	2004		2003
Non-Cash Investing and Financing Activities
Debentures Converted to Common Stock	$	—	$510,600
SUPPLEMENTAL DISCLOSURE
Interest Paid	$	—	$—
Income Taxes Paid	$	—	$—

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note A — Basis of Presentation

The condensed financial statements of L.A.M. Pharmaceutical, Corp. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-KSB and other reports filed with the SEC.

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

Note B — Accounting Policies

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns.

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Note C — Inventory

Inventory at period end consisted of the following:

	March 31,	December 31,
	2004	2003
IPM Wound Gel™	$472,643	$480,542
Raw Materials	2,125	2,125

Inventory	$474,768	$482,667

Note D — Share and Option Grants

The Company has stock option plans under which employees, non-employee directors, consultants and investors may be granted options to purchase shares of the Company’s common stock. Options have varying vesting and expiration dates.

-continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note D — Share and Option Grants — continued

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized for its employee stock option plans. The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented:

	For the three months ended
	March 31,
	2004	2003
Net loss
As reported	$976,580	$917,707
Pro forma	$976,580	$909,708
Net Loss per share
As reported	$0.02	$0.03
Pro forma	$0.02	$0.03

Note E — Common Stock

During the three months ended March 31, 2004 the Company sold units of the Company’s common stock in which each unit consists of 1,000 shares of the Company’s common stock plus 750 warrants. Each warrant will entitle the holder to purchase one share of the Company’s common stock as follows:

•	One third of warrants may be exercised at any time prior to June 30, 2005 at prices ranging from $0.35 to $0.60 per share

•	One third of warrants may be exercised at any time prior to December 31, 2005 at prices ranging from $0.35 to $0.75 per share

•	One third of warrants may be exercised at any time prior to June 30, 2006 at prices ranging from $0.55 to $1.00 per share

As of March 31, 2004 the Company sold 5,512,000 shares of its common stock, plus warrants for the purchase of an additional 4,134,000 shares for proceeds amounting to $1,229,760 to 33 investors. As of March 31, 2004 the Company has not issued the common stock in relation to the subscription agreements.

Note F — Commitments & Contingencies

In March 2004, a consultant filed a lawsuit with the District Court of Montreal in Quebec, Canada in the amount of $2.8 million against the Company and one of its directors alleging that the Company failed to issue shares of its common stock to the individual for services rendered during the periods of 2001 and 2002. On April 26, 2004 the Company and the consultant reached an out of court settlement of the lawsuit which resulted in the issuance of two million shares of its common stock. The Company has recorded $560,000, the effect of the settlement, in the financial statements for the three months ended March 31, 2004.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation

     The following sets forth certain financial data with respect to us and is qualified in its entirety by reference to the more detailed financial statements and notes included elsewhere in this quarterly report on form 10-QSB. The following contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including the statements set forth under “Risk Factors.” No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     We are the owner of a proprietary wound healing and transdermal drug delivery technology that involves the use of an original L.A.M. Ionic Polymer Matrix™ technology for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents. Our corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using our patented L.A.M. Ionic Polymer Matrix™ technology. We intend to seek out corporate alliances and co-marketing partnerships where other drugs and topical products can be enhanced by our L.A.M. IPM™ technology.

     We received clearance of our 510(k) pre-market notification from the FDA in April 2002 and commenced limited commercial sales in August of 2002. Since August 2002, we have continued efforts to develop commercial sales in the United States market. In addition, we have pursued a strategy of seeking regulatory approval to sell our L.A.M. IPM Wound Gel™ in additional markets outside of the United States. In March 2004 we learned that we received approval to import and sell our L.A.M. IPM Wound Gel™ in China.

     Our revenue in the first quarter of 2004 decreased to $19,000 compared to $31,000 in the prior year and our operating expenses decreased from $398,000 in 2003 to $339,000 in 2004. Net loss for the quarter increased to $977,000 in 2004 compared to $918,000 in 2003.

Selected Financial Data

     The summary financial data set forth below with respect to the statements of operations for the three months ended March 31, 2004 and 2003 and with respect to the balance sheets as at March 31, 2004 and December 31, 2003, are derived from, and should be read in conjunction with the financial statements and the related notes.

Income Statement Data

	For the Three Months Ended
	March 31,	March 31,	Percentage
	2004	2003	Change
Sales	$18,636	$30,844	(40%)
Operating Expenses
Cost of Goods Sold	3,963	6,788	(42%)
General and Administration	175,152	159,997	9.5%
Marketing and Business Development	128,194	152,105	(16%)
Research and Development	31,239	79,323	(61%)

Total Operating Expenses	338,548	398,213	(15%)
Financial Accounting Expenses	96,668	(49,662)
Provision for Lawsuit Settlement	560,000	—
Provision for Arbitration Settlement	—	600,000

Net Loss	$(976,580)	$(917,707)

Balance Sheet Data:

	As at
	March 31, 2004	December 31, 2003
Current Assets	$1,338,920	$590,295
Total Assets	2,048,201	1,281,858
Current Liabilities	817,417	1,027,561
Total Liabilities	1,174,322	1,384,466
Working Capital (Deficiency)	521,503	(437,266)
Stockholders’ Equity (Deficit)	873,879	(102,608)

Results of Operations

Three months Ended March 31, 2004 compared with Three Months Ended March 31, 2003

Sales

     Sales during the three months ended March 31, 2004, amounted to $19,000, a decrease of 40% over sales in the first quarter of 2003 of $31,000, however sales rose by 7% over sales in three months ended December 31, 2003. In January 2004, we signed a distribution agreement with China National Pharmaceutical Trade Corporation to distribute our L.A.M. IPM Wound Gel™ in China. We believe that through the signing of this distribution agreement we will achieve increased sales later in 2004.

Cost of Goods Sold

     Cost of Goods Sold for the three months ended 2004 were $4,000, representing a decrease of $3,000, or approximately 42%, from $7,000 in 2003. The gross profit percentage of 79% remained constant for the first quarter of 2004 when compared to 78% for the first quarter of 2003.

General and Administrative Expenses

     General and administrative expenses for the three months ended March 31, 2004 increased 9.5% to $175,000 from $160,000 for the three months ended March 31, 2003. The increase included costs attributable to the special meeting of shareholders held in March 2004 and expenses related to our private placement. Decreases in investor relations, salaries and benefits and insurance reflected our continued efforts to reduce operating expenses.

     The primary components of general and administrative expenses for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended
	March 31,
	2004	2003
Officers’ salaries	$12,750	$9,375
Employee salaries and benefits	25,671	28,332
Investor relations	7,855	16,578
Financial consulting	13,011	—
Legal and auditing (including SEC filings)	50,380	46,008
Insurance	3,231	15,479
Shareholder special meeting expenses	7,496	—
Other expenses	54,758	44,225

Total	175,152	159,997

Marketing and Business Development Expense

     Marketing and business development expense for the three months ended March 31, 2004 decreased 16% to $128,000 from $152,000 for the three months ended March 31, 2003. The decrease reflects the reduction in personnel which occurred in the second quarter of 2003.

Research and Development Expense

     Research and development expenses for the three months ended March 31, 2004 decreased 61% to $31,000 from $79,000 for the three months ended March 31, 2003. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. As our products obtain acceptance we will increase our research and development expenditures and accelerate the development of additional products.

Share and Option Grants

     We are required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with United States generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing our paid in capital, increased to $52,000 for the three months ended March 31, 2004 from $(69,000) for the three months ended March 31, 2003. The non-cash expenses in 2004 included costs attributed to options and shares granted to consultants and directors for services performed. The negative expense in 2003 resulted from our ability to renegotiate a contract with a third party in which the number of shares to be issued to the third party was reduced.

Warrant Premium

     The expense of $25,000 for the three months ended March 31, 2004 represents the fair value of the warrants issued to shareholders in connection with our private placement.

Provision for Legal Settlement

     In March 2004, a consultant filed a lawsuit against us and one of our directors with the District Court of Montreal in Quebec, Canada in the amount of $2.8 million alleging that we failed to issue shares of our common stock to the individual for services rendered during the periods of 2001 and 2002. On April 26, 2004 we reached an out of court settlement of the lawsuit with the consultant which resulted in the issuance of two million shares of our common stock. We have recorded $560,000, the effect of the settlement, in the financial statements for the period ended March 31, 2004.

Liquidity and Sources of Capital

Three Months ended March 31, 2004

     Our cash and cash equivalents as of March 31, 2004 was $783,000. The working capital increased from a deficiency of approximately $(437,000) as of December 31, 2003 to a working capital surplus of approximately $522,000 as of March 31, 2004.

     Our operations used approximately $458,000 in cash during the three months ended March 31, 2004 compared to $219,000 used in the same period in the prior year. This was primarily due to a reduction of accounts payable in the current period of $147,000 compared to an increase in accounts payable of $131,000 in the same period in the prior year.

     During this period we also invested $35,000 in patents and trademarks.

     During the three months ended March 31, 2004, funds were raised principally from the exercise of warrants in the amount of $259,000 and from subscription agreements for the issuance of our common stock in the amount of $991,000 as follows:

     During the three months ended March 31, 2004 we sold units of our common stock in which each unit consists of 1,000 shares of our common stock plus 750 warrants. Each warrant will entitle the holder to purchase one share of common stock as follows:

•	One third of warrants may be exercised at any time prior to June 30, 2005 at prices ranging from $0.35 to $0.60 per share;

•	One third of warrants may be exercised at any time prior to December 31, 2005 at prices ranging from $0.35 to $0.75 per share; and

•	One third of warrants may be exercised at any time prior to June 30, 2006 at prices ranging from $0.55 to $1.00 per share

     Through this private placement we sold 5,512,000 shares of our common stock, plus warrants for the purchase of an additional 4,134,000 shares for proceeds amounting to $1,230,000 to 33 investors of which $991,000 was received prior to March 31, 2004. As of March 31, 2004 we have not issued the common stock in relation to the private placement.

Application of Critical Accounting Policies

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition, inventory valuation and accounting for income taxes.

     We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. We reduce our revenue for estimated customer returns.

     Inventory is comprised of finished goods and raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market is based on the lower of replacement cost or net realizable value.

     Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. All deferred tax assets have been fully reserved against due to the uncertainty as to when or whether the tax benefit will be realized.

Item 3 Controls and Procedures

     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Joseph T. Slechta, who is also our Principal Financial Officer has concluded that, as of March 31, 2004, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since March 31, 2004, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1 Legal Proceedings

     In March 2004, a consultant filed a lawsuit with the District Court of Montreal in Quebec, Canada in the amount of $2.8 million against us and one of our directors alleging that we failed to issue shares of our common stock to the individual for services rendered during the periods of 2001 and 2002. On April 26, 2004 the lawsuit was settled in full through the issuance of two million shares of our common stock.

Item 2 Changes in Securities

     During the three months ended March 31, 2004 we sold 5,512,000 shares of our common stock, plus warrants for the purchase of an additional 4,134,000 shares for proceeds amounting to a total of $1,229,760 to 33 investors. Each warrant will entitle the holder to purchase one share of common stock as follows:

•	One third of warrants may be exercised at any time prior to June 30, 2005 at prices ranging from $0.35 to $0.60 per share;

•	One third of warrants may be exercised at any time prior to December 31, 2005 at prices ranging from $0.35 to $0.75 per share; and

•	One third of warrants may be exercised at any time prior to June 30, 2006 at prices ranging from $0.55 to $1.00 per share

     On May 4, 2004 we registered the common shares issued to the investors as a result of the private placement with the United States Securities and Exchange Commission (Commission File No. 333-115216).

     The sale and issuances of the common stock referred to above were exempt transactions under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The shareholders acquired these securities for investment purposes only and without a view to distribution. At the time the shareholders acquired these securities the shareholders were fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The shareholders acquired the securities for their own account. The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were involved with the sale of these shares.

Item 4 Submission of Matters to a Vote of Security Holders

     A special meeting of the stockholders was held on March 9, 2004 for the purpose of amending our Certificate of Incorporation to increase the authorized number of shares of common stock to a total of 150,000,000 shares of common stock. Sixty-one percent or 28,285,773 of the shares outstanding were represented in person or by proxy at the special meeting. Of these 27,638,856 or ninety-eight percent voted in favor of increasing the authorized number of shares of common stock to a total of 150,000,000 shares; 623,765 or two percent voted against increasing the authorized number of shares of common stock and 23,152 abstained from voting. We did not receive any broker non-votes.

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

	Number	Title
	31.1	Certification by Joseph T. Slectha, President, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification by Joseph T. Slectha, President, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

L.A.M. PHARMACEUTICAL, CORP.

May 14, 2004	By:	/s/ Joseph T. Slechta
Joseph T. Slechta, President, Chief Executive Officer
and Principal Financial Officer