Form 10QSB
period 2004-06-30
LAM PHARMACEUTICAL CORP
filed 2004-08-13
CIK 1071272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004
or

☐	Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file No. 000-30641

L.A.M. PHARMACEUTICAL, CORP.

(Exact name of registrant as specified in its charter)

Delaware	52-2278236

(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes   ☒   No    ☐

As of August 10, 2004, we had 58,690,713 issued and outstanding shares of common stock.

PART I
FINANCIAL INFORMATION

Item. 1 Financial Statements

L.A.M. PHARMACEUTICAL, CORP.

(A DELAWARE CORPORATION)
Lewiston, New York

FINANCIAL REPORTS
AT
JUNE 30, 2004

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS

Current Assets
Cash and Cash Equivalents	$399,504	$25,132
Accounts Receivable, net	8,109	8,936
Inventory	463,207	482,667
Prepaid Expenses	100,607	73,560

Total Current Assets	971,427	590,295

Property and Equipment — Net of Accumulated Depreciation	86,803	100,020

Other Assets
Patents and Trademarks — Net of Accumulated Amortization	641,702	591,543

Total Assets	$1,699,932	$1,281,858

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$716,204	$1,027,561
Current Portion of Deferred Royalty Revenue	93,750	—

Total Current Liabilities	809,954	1,027,561

Other Liabilities
Due to Stockholders	149,545	149,545
Deferred Royalty Revenue	94,860	207,360

Total Liabilities	1,054,359	1,384,466

Stockholders’ Equity (Deficit)
Common Stock — $.0001 Par; 150,000,000 and 50,000,000 Shares Authorized, Respectively; 50,724,473 and 45,809,364 Shares Issued and Outstanding, Respectively	5,072	4,581
Additional Paid-In Capital	29,194,761	26,605,165
Accumulated Deficit	(28,554,260)	(26,712,354)

Total Stockholders’ Equity (Deficit)	645,573	(102,608)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,699,932	$1,281,858

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders'
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2002	27,511,412	$2,751	$24,054,187	$(24,513,282)	$(456,344)

Capital Contribution – Interest Expense	—	—	4,306	—	4,306
Stock Options Granted - Compensation for Services Rendered	—	—	22,360	—	22,360
Common Shares Issued - Compensation for Services Rendered	335,000	33	94,541	—	94,574
Conversion of Convertible Notes	1,736,734	174	510,426	—	510,600
Receivable on Option Exercise	—	—	15,708	—	15,708
Net Loss for the Period (Unaudited)	—	—	—	(1,429,175)	(1,429,175)

Balance – June 30, 2003 (Unaudited)	29,583,146	$2,958	$24,701,528	$(25,942,457)	$(1,237,971)

Balance — December 31, 2003	45,809,364	$4,581	$26,605,165	$(26,712,354)	$(102,608)
Capital Contribution – Interest Expense	—	—	3,738	—	3,738
Stock Options Granted - Compensation for Services Rendered	—	—	8,908	—	8,908
Common Shares Issued - Compensation for Services Rendered	481,560	48	416,189	—	416,237
Sale of Shares Under the Stock Subscription Agreements	300,000	30	1,221,980	—	1,222,010
Premium on the Issuance of Warrants	—	—	25,241	—	25,241
Warrant Exercise	2,133,549	213	259,160	—	259,373
Receivable on Option Exercise	—	—	580	—	580
Receivable on Sale of Stock Subscription Agreements	—	—	94,000	—	94,000
Common Stock Issued in Settlement of Lawsuit	2,000,000	200	559,800	—	560,000
Net Loss for the Period (Unaudited)	—	—	—	(1,841,906)	(1,841,906)

Balance – June 30, 2004 (Unaudited)	50,724,473	$5,072	$29,194,761	$(28,554,260)	$645,573

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2004	2003
Revenues
Licensing Revenue	$37,500	$—
Net Sales	17,266	22,777

	54,766	22,777

Expenses
Cost of Sales	4,259	6,497
General and Administrative	440,995	176,891
Marketing and Business Development	422,173	283,981
Research and Development	32,895	44,559
Depreciation and Amortization	17,901	17,032

Total Expenses	918,223	528,960

Loss Before Other Expenses	(863,457)	(506,183)

Other Expenses
Interest Expense	(1,869)	(2,153)
Provision for Arbitration Settlement	—	(3,132)

Total Other Expenses	(1,869)	(5,285)

Net Loss for the Period	$(865,326)	$(511,468)

Net Loss per Common Share — Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,403,814	29,583,146

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
Revenues
Licensing Revenue	$37,500	$—
Net Sales	35,902	53,621

	73,402	53,621

Expenses
Cost of Sales	8,222	13,285
General and Administrative	631,148	350,939
Marketing and Business Development	587,755	353,213
Research and Development	64,134	123,882
Depreciation and Amortization	35,070	33,899
Warrant Premium	25,241	—

Total Expenses	1,351,570	875,218

Loss Before Other Expenses	(1,278,168)	(821,597)

Other Expenses
Interest Expense	(3,738)	(4,446)
Lawsuit Settlement	(560,000)	—
Provision for Arbitration Settlement	—	(603,132)

Total Other Expenses	(563,738)	(607,578)

Net Loss for the Period	$(1,841,906)	$(1,429,175)

Net Loss per Common Share — Basic and Diluted	$(0.04)	$(0.05)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	49,145,124	29,426,131

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities

Net Loss for the Period	$(1,841,906)	$(1,429,175)

Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Depreciation and Amortization	35,070	33,899
Capital Contributions:
Premium on the Issuance of Warrants	25,241	—
Deemed Interest Expense on Loans from Stockholders	3,738	4,306
Deferred Royalty Revenue	(18,750)	—
Share and Option Grants to Consultants	362,040	116,934
Share Issuance for Lawsuit Settlement	560,000	—
Provision for Arbitration Settlement	—	603,132

Changes in Assets and Liabilities:
Accounts Receivable	827	3,324
Inventory	19,460	31,426
Prepaid Expenses	(27,047)	(62,571)
Accounts Payable and Accrued Expenses	(248,252)	451,023

Net Cash Flows from Operating Activities	(1,129,579)	(247,702)

Cash Flows from Investing Activities
Purchase of Property and Equipment	—	(1,495)
Investment in Patents and Trademarks – Net	(72,012)	(24,934)

Net Cash Flows from Investing Activities	(72,012)	(26,429)

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	580	15,708
Proceeds from the Sale of Shares Under Share Subscription Agreements	1,316,010	—
Proceeds from Exercise of Warrants	259,373	—
Advances from Stockholders	—	163,898
Repayments to Stockholders	—	(103,390)

Net Cash Flows from Financing Activities	1,575,963	76,216

Net Change in Cash and Cash Equivalents	374,372	(197,915)
Cash and Cash Equivalents — Beginning of Period	25,132	210,214

Cash and Cash Equivalents — End of Period	$399,504	$12,299

The accompanying notes are an integral part of these financial statements.

-continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED) – continued

	Six Months Ended
	June 30,
	2004	2003
Non-Cash Investing and Financing Activities
Debentures Converted to Common Stock	$—	$510,600

SUPPLEMENTAL DISCLOSURE

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

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

Note B — Accounting Policies

Revenue Recognition

Licensing Revenue Recognition

The Company recognizes royalty revenue based on royalty reports or related information received from the licensee and when collectibility is reasonably assured.

Sales Revenue Recognition

The Company recognizes sales revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns.

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Note C — Inventory

Inventory at period end consisted of the following:

	June 30,	December 31,
	2004	2003
IPM Wound Gel™	$461,082	$480,542
Raw Materials	2,125	2,125

Inventory	$463,207	$482,667

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note D — Share and Option Grants

The Company has stock option plans under which employees, non-employee directors, consultants and investors may be granted options to purchase shares of the Company’s common stock. Options have varying vesting and expiration dates.

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its stock-based compensation made to its employees. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APB No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. The Company generally uses the straight-line method of amortization for stock based compensation.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss
As reported	$865,326	$511,468	$1,841,906	$1,429,175
Pro forma	$865,326	$506,987	$1,841,906	$1,432,693
Net Loss per share
As reported	$0.02	$0.02	$0.04	$0.05
Pro forma	$0.02	$0.02	$0.04	$0.05

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

     The following sets forth certain financial data with respect to us and is qualified in its entirety by reference to the more detailed financial statements and notes included elsewhere in this quarterly report on form 10-QSB. The following contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that we have made based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate. These statements are subject to numerous risks and uncertainties, many of which are beyond our control. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     We are the owner of a proprietary wound healing and transdermal drug delivery technology that involves the use of an original L.A.M. Ionic Polymer Matrix™ technology that we developed for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents. Our corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using our patented L.A.M. Ionic Polymer Matrix™ technology. We intend to seek out corporate alliances and co-marketing partnerships where other drugs and topical products can be enhanced by our L.A.M. IPM™ technology. We intend to acquire complementary products, technologies or companies by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall objective.

     We received clearance of our L.A.M. IPM Wound Gel™ 510(k) pre-market notification from the FDA in April 2002 and commenced limited commercial sales in August of 2002. Since August 2002, we have continued efforts to develop commercial sales in the United States market. In addition, we have pursued a strategy of seeking regulatory approval to sell our L.A.M. IPM Wound Gel™ in additional markets outside of the United States.

     In March 2004, we received regulatory approval to import and sell our L.A.M. IPM Wound Gel™ in China. We also entered into an agreement with a distributor in the Chinese market. Subsequent to the agreement entered into in December 2003 with a distributor in the Latin America market, application for our regulatory approval to market our product in a number of Latin American countries have been filed by our distributor and approvals are expected in the near future. By entering into agreements with companies in Latin America and China we believe that our sales will increase based on information provided by our distribution partners on the potential size of the markets available. As our marketing and distribution approach is still evolving and we do not have an established sales history, we cannot provide firm forecasts on the effect these markets will have on future sales.

     In May 2004, Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of Ixora™ for Women, a product that stimulates increased arousal, pleasure and sensation during sexual activity. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year.

     In January 2004, we announced the veterinary application of our L.A.M. IPM Wound gel™ targeting Pyotraumatic dermatitis, commonly known as hot spots suffered by dogs. We are currently seeking licensing or partnership opportunity with companies already well established in the veterinary field and presently do not intend on marketing this application under our own brand.

     Our revenue in the first six months of 2004 increased to $73,000 compared to $54,000 in the same period in the prior year. This increase in revenue is primarily attributable to royalty revenue that did not occur in 2003. Our operating expenses increased from $875,000 in 2003 to $1,326,000 in 2004 primarily as a result of investor relations expenditures and non-cash consulting expenses relating to potential acquisitions and partnering opportunities. Net loss for the six months increased to $1,842,000 in 2004 compared to $1,429,000 in 2003.

Selected Financial Data

     The summary financial data set forth below with respect to the statements of operations for the three months ended June 30, 2004 and 2003 and with respect to the balance sheets as at June 30, 2004 and December 31, 2003, are derived from, and should be read in conjunction with the financial statements and the related notes.

Income Statement Data

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004	June 30, 2003	Percentage Change	June 30, 2004	June 30, 2003	Percentage Change
Revenue	$54,766	22,777	140%	$73,402	$53,621	37%
Operating Expenses	918,223	528,960	74%	1,326,329	875,218	52%
Other Expenses	1,869	2,153		28,979	4,446	—%
Lawsuit Settlement	—	—		560,000	—
Provision for Arbitration Settlement	—	3,132		—	603,132
Net Loss	$(865,326)	$(511,468)		$(1,841,906)	$(1,429,175)

Balance Sheet Data:

	As at
	June 30, 2004	December 31, 2003
Current Assets	$971,427	$590,295
Total Assets	1,699,932	1,281,858
Current Liabilities	809,954	1,027,561
Total Liabilities	1,054,359	1,384,466
Working Capital (Deficiency)	161,473	(437,266)
Stockholders’ Equity (Deficit)	645,573	(102,608)

Results of Operations

Three months Ended June 30, 2004 compared with Three Months Ended June 30, 2003

Revenues

     In May 2004 Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of Ixora™ for Women, a product that stimulates increased arousal, pleasure and sensation during sexual activity. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year. In the second quarter of 2004 we received royalty payments of $18,750 and have taken into income a portion of the deferred royalty revenue equal to the royalty payments received.

     Although sales of our IPM Wound Gel™ during the three months ended June 30, 2004 decreased by $6,000 to $17,000 from sales in the same quarter of 2003 of $23,000, we believe that the concentration of our efforts in signing distribution agreements in China and Latin America will lead to increased sales as these markets become established.

Cost of Goods Sold

     Cost of Goods Sold for the three months ended June 30, 2004 were $4,000, representing a decrease of $2,000 from $6,000 in 2003. The gross profit percentage of 75% for the second quarter of 2004 increased slightly when compared to 71% for the second quarter of 2003. The increase in the gross profit percentage resulted from special pricing offered to our customers on the L.A.M. IPM Wound Gel™ during part of 2003 which did not occur in 2004.

General and Administrative Expenses

     General and administrative expenses for the three months ended June 30, 2004 increased $264,000 to $441,000 from $177,000 for the three months ended June 30, 2003. The increase is primarily related to investor relations expenses that did not incur in the prior year and cash expenses and share issuances related to our private placements and an increase in officers’ salaries as a result of a bonus related to regulatory approval in China. The increase was offset by the reduction in legal and auditing expenditures due to decreased business activity in these areas.

     The primary components of general and administrative expenses for the three months ended June 30, 2004 and 2003 were as follows:

	Three months ended
	June 30,
	2004	2003
Officers’ salaries	$26,875	$6,250
Employee salaries and benefits	21,983	28,245
Investor relations	246,679	7,070
Legal and auditing (including SEC filings)	30,154	67,486
Insurance	11,772	13,691
Shares issued to consultants	58,698	9,213
Other expenses	44,834	44,936

Total	440,995	176,891

Marketing and Business Development Expense

     Marketing and business development expense for the three months ended June 30, 2004 increased $138,000 to $422,000 from $284,000 for the three months ended June 30, 2003. The increase included a non-cash charge for the issuance of shares to companies for services rendered regarding potential acquisitions and partnership opportunities.

Research and Development Expense

     Research and development expenses for the three months ended June 30, 2004 decreased $12,000 to $33,000 from $45,000 for the three months ended June 30, 2003. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. Costs incurred during the quarter represent fixed costs of running our R&D department. As our products obtains acceptance we will increase our research and development expenditures and accelerate the development of additional products.

Six months Ended June 30, 2004 compared with Six Months Ended June 30, 2003

Revenues

     In May 2004 Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of Ixora™ for Women, a product that stimulates increased arousal, pleasure and sensation during sexual activity. Upon commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year. In the second quarter of 2004 we received royalty payments of $18,750 and have taken into income a portion of the deferred royalty revenue equal to the royalty payments received.

     Although sales of our IPM Wound Gel™ during the six months ended June 30, 2004 amounted to $36,000, a decrease of $18,000 over sales in the same period of 2003 of $54,000, we believe that the concentration of our efforts in the signing of distribution agreements in China and Latin America we will lead to increased sales as these markets become established.

Cost of Goods Sold

     Cost of Goods Sold for the six months ended June 30, 2004 were $8,000, representing a decrease of $5,000 from $13,000 in 2003. The gross profit percentage of 77% for the first six months of 2004 increased slightly when compared to 75% the first six months of 2003. The increase in the gross profit percentage resulted from special pricing offered to our customers on the L.A.M. IPM Wound Gel™ during part of 2003 which did not recur in 2004.

General and Administrative Expenses

     General and administrative expenses for the six months ended June 30, 2004 increased $280,000 to $631,000 from $351,000 for the six months ended June 30, 2003. The increase included costs attributable to investor relation services performed in the second quarter of 2004, cash expenses and shares issuances relating to our private placement and increase in compensation relating to bonuses paid for obtaining regulatory approval in China. The increase was offset by the reduction in legal and auditing expenditures due to decreased business activity in these areas and decrease in insurance as we reduced our product liability coverage from $3,000,000 to $1,000,000. In May 2004 we increased our product liability coverage to $3,000,000.

     The primary components of general and administrative expenses for the six months ended June 30, 2004 and 2003 were as follows:

	Six months ended
	June 30,
	2004	2003
Officers’ salaries	$39,625	$15,625
Employee salaries and benefits	47,654	56,577
Investor relations	267,545	23,648
Legal and auditing (including SEC filings)	80,534	113,494
Insurance	15,003	29,170
Shareholder special meeting expenses	7,496	—
Options and Shares issued to consultants	73,699	23,264
Other expenses	99,592	89,161

Total	631,148	350,939

Marketing and Business Development Expense

     Marketing and business development expense for the six months ended June 30, 2004 increased $235,000 to $588,000 from $353,000 for the six months ended June 30, 2003. The increase included a non-cash charge for the issuance of shares to companies for services rendered regarding potential acquisitions and partnership opportunities.

Research and Development Expense

     Research and development expenses for the six months ended June 30, 2004 decreased $60,000 to $64,000 from $124,000 for the six months ended June 30, 2003. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. Costs incurred during this period represent fixed costs of running our R&D department. As our products obtain acceptance we will increase our research and development expenditures and accelerate the development of additional products.

Warrant Premium

     The expense of $25,000 for the six months ended June 30, 2004 represents the fair value of the warrants issued to shareholders in connection with our private placement.

Legal Settlement

     In March 2004, a consultant filed a lawsuit against us and one of our directors with the District Court of Montreal in Quebec, Canada in the amount of $2.8 million alleging that we failed to issue shares of our common stock to the individual for services rendered during the periods of 2001 and 2002. On April 26, 2004 we reached an out of court settlement of the lawsuit with the consultant which resulted in the issuance of two million shares of our common stock. We have recorded $560,000, the effect of the settlement, in the financial statements for the period ended June 30, 2004.

Provision for Arbitration Settlement

     Capital Research Group, Inc. (CRG) an investor relations firm formerly used by us filed a claim against us with the American Arbitration Association alleging that we failed to pay Capital Research Group in accordance with the terms of an agreement between the parties. On November 19, 2003 we reached an agreement with Capital Research Group to settle all amounts owed by us to CRG through the issuance of 3,059,363 shares of our common stock. In addition we granted warrants to purchase 1,000,000 shares of our common stock at a price of $0.22 per share and warrants to purchase 230,750 shares of our common stock at a price of $0.01 per share. All warrants were exercised through a cashless option that resulted in the issuance of 409,527 shares of our common stock

Liquidity and Sources of Capital

Six Months ended June 30, 2004

     Our cash and cash equivalents as of June 30, 2004 was $400,000. Our working capital improved by 598,000 from a deficiency of $(437,000) as of December 31, 2003 to a surplus of $161,000 as of June 30, 2004.

     Our operations used approximately $1,130,000 in cash during the six months ended June 30, 2004 compared to $248,000 used in the same period in the prior year. This was primarily due to increased expenditures on investor relations and costs related to the development of the Chinese and Latin American markets and the reduction in accounts payable of $248,000.

     During this period we also invested $72,000 in patents and trademarks.

     During the six months ended June 30, 2004, funds were raised principally from subscription agreements for the issuance of our common stock in the amount of $1,316,000 and the exercise of warrants in the amount of $259,000.

     During the six months ended June 30, 2004 we sold units of our common stock in which each unit consists of 1,000 shares of our common stock plus 750 warrants. Through this private placement we sold 5,512,000 shares of our common stock, plus warrants for the purchase of an additional 4,134,000 shares to 33 investors for proceeds amounting to $1,230,000 of which $1,222,000 was received prior to June 30, 2004. As of June 30, 2004 we have not issued the common stock in relation to the private placement. Each warrant will entitle the holder to purchase one share of common stock as follows:

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

     We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. We reduce our revenue for estimated customer returns. We recognize royalty revenue based on royalty reports or related information received from the licensee and when collectibility is reasonably assured.

     Inventory is comprised of finished goods and raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market is based on the lower of replacement cost or net realizable value. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

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

Item 3.  Controls and Procedures

     Joseph T. Slechta, our President, Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and in his opinion our disclosure controls and procedures ensure that material information relating us, is made know to him by others within our entity, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Slechta there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

     In March 2004, Tony Papa, a consultant who had formerly provided services to us, filed a lawsuit with the District Court of Montreal in Quebec, Canada in the amount of $2.8 million against us and one of our directors. The lawsuit alleged that we failed to issue shares of our common stock to Mr. Papa for services rendered during the periods of 2001 and 2002. On April 26, 2004 the lawsuit was settled in full through the issuance of two million shares of our common stock. We expensed $560,000, the effect of the settlement, in our financial statements for the six month period ended June 30, 2004.

Item 2.  Changes in Securities

     During the six months ended June 30, 2004 we sold 5,512,000 shares of our common stock to 33 investors, plus warrants for the purchase of an additional 4,134,000 shares for proceeds amounting to a total of $1,229,760. Each warrant will entitle the holder to purchase one share of common stock as follows:

•	One third of warrants may be exercised at any time prior to June 30, 2005 at prices ranging from $0.35 to $0.60 per share;

•	One third of warrants may be exercised at any time prior to December 31, 2005 at prices ranging from $0.35 to $0.75 per share; and

•	One third of warrants may be exercised at any time prior to June 30, 2006 at prices ranging from $0.55 to $1.00 per share

     On May 4, 2004 we filed a registration statement to register the common shares issued to the investors as a result of the private placement with this United States Securities and Exchange Commission (Commission File No. 333-115216). On July 28,2004 we filed an amendment no. 1 to our registration statement. The sale and issuances of the common stock referred to above were exempt transactions under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The shares are “restricted” securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were involved with the sale of these shares.

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

L.A.M. PHARMACEUTICAL, CORP.
August 12, 2004	By:	/s/ Joseph T. Slechta
Joseph T. Slechta, President, Chief Executive
Officer and Principal Financial Officer