Form 10KSB/A
period 2003-12-31
LAM PHARMACEUTICAL CORP
filed 2004-10-13
CIK 1071272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File No. 000-30641

L.A.M. PHARMACEUTICAL, CORP.

(Exact name of registrant as specified in charter)

Delaware	52-2278236

(State or other jurisdiction of incorporation)	(IRS Employer I.D. Number)

800 Sheppard Avenue West, Commercial Unit 1, Toronto, Ontario, Canada M3H 6B4 (Address of principal executive offices)

Registrant’s telephone number, including Area Code: (877) 526-7717

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	U.S. Over-the-Counter Frankfurt Stock Exchange

Securities registered pursuant to Section 12(b) of the Act: None

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     During fiscal year ended December 31, 2003, total revenues were $ 26,209,342.

     The aggregate market value of the voting stock held by non-affiliates of the Company (45,229,265 shares) based upon the closing price of the Company’s common stock on March 24, 2004 was approximately $17,639,413.

     As of March 24, 2004 the Company had 51,927,131 issued and outstanding shares of common stock.

     Indicate by check if Transitional Small Business Disclosure Format is used: Yes [ ] No [x]

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-KSB incorporates certain information contained in the documents filed with the Commission by the registrant (Commission File No. 0-30641) and are hereby incorporated by reference:

(1) Registration Statement on Form SB-2. (Commission File No. 333-56390).
(2) Registration Statement on Form SB-2. (Commission File No. 333-109868.)

Purpose

This Form 10-KSB/A, which amends the 2003 Form 10-KSB of L.A.M. Pharmaceutical, Corp. is being filed solely to amend and restate the information required by Item 7 of Part II of Form 10-KSB.

PART II

Item 7. Financial Statements

     See the financial statements filed as part of this report (pages F-1 to F-23).

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

FINANCIAL REPORTS
AT
DECEMBER 31, 2003

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

Independent Auditors’ Report	F-2
Balance Sheets at December 31, 2003 and 2002	F-3
Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2003 and 2002	F-4 to F-5
Statements of Operations for the Years Ended December 31, 2003 and 2002	F-6
Statements of Cash Flows for the Years Ended December 31, 2003 and 2002	F-7 to F-8
Notes to Financial Statements	F-9 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
L.A.M. Pharmaceutical, Corp.
Lewiston, New York

     We have audited the accompanying balance sheets of L.A.M. Pharmaceutical, Corp. (A Delaware Corporation) as of December 31, 2003 and 2002, and the related statements of changes in stockholders’ deficit, operations and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     As discussed in Note S, the financial statements have been restated to reflect the reclassification of expenses in the Statement of Operations for each of the two years in the period ended December 31, 2003, to correct a mechanical error in the fair market value recalculation of stock options and stock warrants that were granted during each of the two years in the period ended December 31, 2003 and to provide additional disclosures.

/s/ Rotenberg & Co. LLP

Rotenberg & Co., LLP
Rochester, New York
     February 26, 2004
       (except for Note Q as to which the date is March 24, 2004, and Note S, as to which the date is October 8, 2004)

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS

	(Restated)
December 31,	2003	2002
ASSETS
Current Assets
Cash and Cash Equivalents	$25,132	$210,214
Accounts Receivable, net	8,936	13,643
Inventory	482,667	550,085
Prepaid Expenses	73,560	6,686

Total Current Assets	590,295	780,628
Property and Equipment - Net of Accumulated Depreciation	100,020	124,958
Other Assets
Patents and Trademarks - Net of Accumulated Amortization	591,543	546,631

Total Assets	$1,281,858	$1,452,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$1,027,561	$866,164
Convertible Notes	—	671,000

Total Current Liabilities	1,027,561	1,537,164
Other Liabilities
Due to Stockholders	149,545	164,037
Deferred Royalty Revenue	207,360	207,360

Total Liabilities	1,384,466	1,908,561

Commitments
Stockholders’ Deficit
Common Stock - $.0001 Par; 50,000,000 Authorized; 45,809,364 and 27,511,412 Issued and Outstanding, respectively	4,581	2,751
Additional Paid-In Capital	29,022,904	25,952,644
Accumulated Deficit	(29,130,093)	(26,411,739)

Total Stockholders’ Deficit	(102,608)	(456,344)

Total Liabilities and Stockholders’ Deficit	$1,281,858	$1,452,217

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional	Loan		Total
	Number	Common	Paid-In	Receivable-	Accumulated	Stockholders’
	of Shares	Stock	Capital	Director/Officer	Deficit	Deficit
Balance - December 31, 2001	19,784,520	$1,978	$17,964,009	$(640,000)	$(18,214,065)	$(888,078)
Capital Contribution - Interest Expense	—	—	19,264	—	—	19,264
Common Shares Issued - Note Conversion Premium	—	—	204,762	—	—	204,762
Notes Converted to Common Stock	98,640	10	28,990	—	—	29,000
Warrants Issued – Convertible Notes	—	—	722,673	—	—	722,673
Stock Options Issued - Compensation for Services Rendered	—	—	2,626,079	—	—	2,626,079
Common Shares Issued - Compensation for Services Rendered	1,821,500	182	979,694	—	—	979,876
Stock Options Exercised	4,933,975	494	2,869,896	—	—	2,870,390
Sale of Shares Under the Equity Line of Credit Agreement	614,156	61	487,303	—	—	487,364
Sale of Shares Under the Private Placement Memorandum	258,621	26	74,974	—	—	75,000
Receivable on Option Exercise	—	—	(25,000)	—	—	(25,000)
Loan Repayments from Officer	—	—	—	640,000	—	640,000
Net Loss	—	—	—	—	(8,197,674)	(8,197,674)

Balance - December 31, 2002 - restated	27,511,412	$2,751	$25,952,644	$—	$(26,411,739)	$(456,344)

- continued -

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT – continued

			Additional	Loan		Total
	Number	Common	Paid-In	Receivable-	Accumulated	Stockholders’
	of Shares	Stock	Capital	Director/Officer	Deficit	Deficit
Balance - December 31, 2002 - restated	27,511,412	$2,751	$25,952,644	$—	$(26,411,739)	$(456,344)
Capital Contribution - Interest Expense	—	—	8,215	—	—	8,215
Notes Converted to Common Stock	3,070,067	307	670,693	—	—	671,000
Stock Warrants Exercised	69,022	7	(7)	—	—	—
Premium on the Issuance of Warrants	—	—	269,246	—	—	269,246
Stock Options Issued - Compensation for Services Rendered	—	—	285,247	—	—	285,247
Common Shares Issued - Compensation for Services Rendered	5,056,672	506	418,838	—	—	419,344
Stock Options Exercised	1,000	—	580	—	—	580
Sale of Shares Under the Stock Subscription Agreements	7,041,828	704	960,296	—	—	961,000
Shares Issued Under the Arbitration Settlement	3,059,363	306	591,567	—	—	591,873
Receivable on Option Exercise	—	—	24,420	—	—	24,420
Receivable on Sale of Stock Subscription Agreements	—	—	(158,835)	—	—	(158,835)
Net Loss	—	—	—	—	(2,718,354)	(2,718,354)

Balance - December 31, 2003 - restated	45,809,364	$4,581	$29,022,904	$—	$(29,130,093)	$(102,608)

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS

	(Restated)
Years ended December 31,	2003	2002
Revenues
Net Sales	$105,789	$40,160

Expenses
Cost of Sales	34,201	10,250
General and Administrative	947,630	3,145,339
Marketing and Business Development	658,137	2,954,273
Research and Development	242,064	1,119,667
Depreciation and Amortization	67,294	60,928
Conversion Premium on Convertible Notes	—	204,762
Warrants Issued	269,246	722,673

Total Expenses	2,218,572	8,217,892

Loss Before Other Income and (Expenses)	(2,112,783)	(8,177,732)

Other Income and (Expenses)
Interest Expense	(13,698)	(19,942)
Arbitration Settlement	(591,873)	—

Total Other Income and (Expenses)	(605,571)	(19,942)

Net Loss for the Period	$(2,718,354)	$(8,197,674)

Loss per Common Share - Basic and Diluted	$(0.08)	$(0.33)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	32,121,738	24,644,912

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS

	(Restated)
Years ended December 31,	2003	2002
Cash Flows from Operating Activities
Net Loss	$(2,718,354)	$(8,197,674)
Adjustments to Reconcile Net Loss for the Period to Cash Flows from Operating Activities:
Depreciation and Amortization	67,294	60,928
Write-off of receivable	—	627,000
Bad Debts	758	—
Capital Contributions:
Deemed Interest Expense on Loans from Stockholders	8,215	19,264
Share and Option Grants - Officers, Directors Investors and Consultants	704,591	3,789,655
Warrants Issued	269,246	722,673
Conversion Premium on Convertible Notes	—	204,762
Share Settlement of Arbitration	591,873	—
Changes in Assets and Liabilities:
Accounts Receivable	3,949	(13,643)
Inventory	67,418	(452,335)
Prepaid Expenses	(66,874)	(1,342)
Accounts Payable and Accrued Expenses	370,347	548,365

Net Cash Flows from Operating Activities	(701,537)	(2,692,347)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(1,495)	(26,841)
Purchases of Patents and Trademarks, Net	(85,773)	(95,169)

Net Cash Flows from Investing Activities	(87,268)	(122,010)

- continued -

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS - continued

Years ended December 31,	2003	2002
Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock	518,215	75,000
Proceeds from Convertible Notes	—	700,000
Proceeds from Exercise of Stock Options	25,000	1,750,490
Proceeds from Sale of Shares Under The Equity Line of Credit Agreement	—	487,364
Advances from Stockholders	163,898	433
Repayments to Stockholders	(103,390)	—

Net Cash Flows from Financing Activities	603,723	3,013,287

Net Change in Cash and Cash Equivalents	(185,082)	198,930
Cash and Cash Equivalents - Beginning of Period	210,214	11,284

Cash and Cash Equivalents - End of Period	$25,132	$210,214

NON-CASH INVESTING AND FINANCING ACTIVITIES
Offsetting of Stockholders Receivable and Payable	$—	$728,000
Stock Subscriptions – Offset Against Due to Stockholders	$75,000	$—
Debentures Converted to Common Stock	$671,000	$—
Exercise of Stock Options	$—	$835,700
Exercise of Stock Warrants	$7	$—

SUPPLEMENTAL DISCLOSURE
Interest Paid	$5,483	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note A -	Summary of Transaction

L.A.M. Pharmaceutical, Corp. (the Company) was initially formed as L.A.M. Pharmaceutical, LLC (the LLC) on February 4, 1997. From February 1, 1994 to February 4, 1997 the Company conducted its activities under the name RDN. In September 1998, the members of L.A.M. Pharmaceuticals LLC, a Florida Limited liability company, exchanged all of their interests in the LLC for 6,000,000 shares of the Company’s common stock. The stock exchange between the Company and the members of the LLC is considered a recapitalization or reverse acquisition. Under reverse acquisition accounting, the LLC was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company.

Note B -	Nature of Operations and Summary of Significant Accounting Policies

L.A.M. Pharmaceutical, Corp. was incorporated on July 24, 1998 under the laws of the State of Delaware. The Company has the authority to issue 50,000,000 shares of common stock, $.0001 par value. The Company’s corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using the Company’s patented L.A.M. Ionic Polymer Matrix™ technology. The Company currently serves the healthcare market in the USA and is developing international markets.

Development Stage

In August 2002, the Company commenced sales of its L.A.M. IPM Wound Gel™ and as a result revised its presentation of the financial statements from a development stage company to that of an operating company.

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

Investments

In January 1998 the Company acquired 45% of Ixora Bio-Medical Co. (Ixora) as part of the consideration received on the licensing of the Company’s sexual dysfunction matrix. The company accounted for the investment in Ixora on the equity method which resulted in the investment being written down to zero in 1999 by recording the Company’s share of Ixora’s losses. During 2000 and 2001 Ixora received additional equity financing which had decreased the Company’s ownership in Ixora to 18%. As a result the Company currently accounts for their investment in Ixora on the cost basis.

Inventory

Inventory is comprised of finished goods and raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market is based on the lower of replacement cost or net realizable value. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations. In 2003 the Company completed testing enabling the life of its IPM Wound Gel™ to be extended from 18 months to in excess of 36 months from the date of manufacture. The Company believes that an additional extension of the product life is possible should it be required. The Company anticipates that its inventory will be consumed through sales and marketing efforts prior to its expiry.

Property, Equipment and Depreciation

Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives as follows:

Furniture and Fixtures	5-7 Years
Computer Equipment	5-7 Years
Leasehold Improvements	5 Years

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

Impairment of Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This standard superceded SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” but also retained its basic provision requiring (i) recognition of an impairment loss of the carrying amount of a long-lived asset if it is not recoverable from its undiscounted cash flows and (ii) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset unless an asset is held for sale, in

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

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value

Research and Development Costs

Research and development expenditures are expensed as incurred.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of debentures, stock options and warrants granted would have an anti-dilutive effect on earnings per share.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Share and Option Grants

The Company has a stock option plan under which it may grant options to purchase shares of the Company’s common stock. Options have varying vesting and expiration dates.

- continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note B -	Nature of Operations and Summary of Significant Accounting Policies - continued

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25 and related interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts:

	For the year ended December 31,
	2003	2002
Net loss
As reported	$2,718,354	$8,197,674
Pro forma	$2,729,688	$8,237,463
Earnings per share
As reported	$0.08	$0.33
Pro forma	$0.08	$0.33

Stock options and awards made to directors, investors and consultants are subject to the provisions of SFAS No. 123.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

The fair value of due to stockholders could not be obtained without incurring excessive costs as they have no readily determinable market place.

Note C -	Licensing Agreement

The Company has an exclusive license agreement (the License Agreement) with Ixora Bio-Medical Company, Inc. (Ixora). Under the License Agreement, Ixora has paid the Company $500,000 cash and

2,025,000 common stock of Ixora for the exclusive rights of the Company’s male and female sexual dysfunction product technology. Ixora has also agreed to pay all costs for the development, registration and protection of intellectual property, including but not limited to patent costs, raw material costs, clinical development costs and compensation of all Company personnel involved in the sexual dysfunction product technology. The Company must obtain written consent from Ixora on the reimbursement of costs in excess of $10,000 per quarter.

Note D -	Inventory

Inventories at December 31 consisted of the following:

	2003	2002
IPM Wound Gel™	$480,542	$539,460
Raw Materials	2,125	10,625

Inventories	$482,667	$550,085

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note E -	Property and Equipment

Property and equipment are recorded at cost and consisted of the following:

December 31,	2003	2002
Furniture and Fixtures	$127,493	$127,493
Computer Equipment	43,544	43,544
Leasehold Improvements	32,187	30,692

	$203,224	$201,729
Less: Accumulated Depreciation	(103,204)	(76,771)

Net Property and Equipment	$100,020	$124,958

Depreciation expense for the years ended December 31, 2003 and 2002 was $26,433 and $23,068, respectively.

Note F -	Due to Stockholders

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

Deferred Royalty Revenue of $207,360 represents the estimated value of Ixora Bio-Medical’s (“Ixora”) common shares received as part of the initial licensing fee from Ixora pursuant to the worldwide license agreement. The Company determined that the share portion of the licensing fee should not be recorded as revenue until royalty revenue is earned from Ixora. The balance will be amortized to income upon commencement of Ixora’s sale of the Company’s products.

Note H -	Loan Receivable - Director

Between February and April 2001, Alan Drizen, the Company’s former President, borrowed $1,075,000 from the Company. The amounts borrowed were used by Mr. Drizen to purchase shares of the Company’s common stock in an effort to stabilize the share price in the face of extensive short selling of the shares.

Mr. Drizen had agreed to repay this amount to the Company, together with interest at 6% per year, in accordance with the terms of a promissory note. The note provided for a series of periodic payments with the unpaid amount of the note, together with any accrued and unpaid interest, due on March 31, 2002.

- continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note H -	Loan Receivable – Director - continued

Although Mr. Drizen agreed to secure the repayment of this note, the Company’s Board of Directors, in view of the fact that proceeds from the sale of Mr. Drizen’s shares of the Company’s common stock would be the primary source of funds which would be used to repay the note, did not require Mr. Drizen to secure the repayment of the note. Accordingly, the note from Mr. Drizen was unsecured.

During March 2002, Mr. Drizen and the Company agreed that the balance of $548,361 owed by the Company to Mr. Drizen at December 31, 2001, included in amounts due to stockholders, would be offset against the remaining amount due pursuant to Mr. Drizen’s promissory note. In addition, two other Directors and stockholders agreed with Mr. Drizen to apply a portion of their receivables from the Company, included in amounts due to stockholders, against the amounts due by Mr. Drizen in an amount sufficient to offset the remaining balance due on Mr. Drizen’s promissory note. Following these offset arrangements, Mr. Drizen’s promissory note was paid in full.

As a result of Mr. Drizen’s purchases and sales of the Company’s common stock between October 2000 and May 2001, the Company was entitled to a recoverable profit of $408,078 from Mr. Drizen, computed in accordance with Section 16(b) of the Securities Exchange Act of 1934. During 2001, this amount was applied to reduce the amount that the Company owed to Mr. Drizen with the offset being to additional paid-in capital.

During the year ended December 31, 2002, Mr. Drizen exercised options to acquire 2,650,000 shares of the Company’s common stock. The total exercise price of these options was $1,537,000. Pursuant to the terms of an agreement, signed in January 2003, with Mr. Drizen, the Company forgave the $627,000 owed by Mr. Drizen and has charged the amount to expense in 2002.

Note I -	Income Taxes

The components of the deferred tax asset (liability) at December 31 are as follows:

December 31,	2003	2002
Net Operating Loss	$2,884,053	$2,855,609
Stock Options	865,747	1,842,096
Patents	8,529	80,547

Gross Deferred Tax Assets	3,758,329	4,778,252

Property, Plant and Equipment	(4,644)	(2,155)

Gross Deferred Tax Liabilities	(4,644)	(2,155)

Net Deferred Tax Assets	3,753,685	4,776,097

Valuation Allowance	(3,753,685)	(4,776,097)

Net Deferred Taxes	$—	$—

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

At the holder’s option, the notes were convertible into shares of L.A.M.’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The initial conversion price was $0.294.

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

As of December 31, 2003 all of the notes had been converted into 3,168,707 shares of L.A.M.’s common stock.

The Series A warrants allow the holders to purchase 596,590 shares of L.A.M.’s common stock at a price of $0.12 per share at any time prior to November 1, 2007. The original price was $0.35 and was reduced due to the sale of stock at $0.12 per share during 2003 and based on the following provision.

If L.A.M. sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the exercise price of the Series A warrants would be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

The Series B warrants allow the holders to purchase 1,312,500 shares of L.A.M.’s common stock at a price of $0.80 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of L.A.M.’s common stock has exceeded $1.20, L.A.M. has the right, upon 15 days advance written notice to the holders of the Series B warrants, to force the holders to exercise the unexercised portion of the Series B warrants.

The Series C warrants allow the holders to purchase 875,000 shares of L.A.M.’s common stock at a price of $1.20 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of L.A.M.’s common stock has exceeded $2.00, L.A.M. has the right, upon 15 days advance written notice to the holders of the Series C warrants, to force the holders to exercise the unexercised portion of the Series C warrants.

- continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note J -	Convertible Notes - continued

The Series D warrants allow the holders to purchase 656,250 shares of L.A.M.’s common stock at a price of $1.60 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of L.A.M.’s common stock has exceeded $2.50, L.A.M. has the right, upon 15 days advance written notice to the holders of the Series D warrants, to force the holders to exercise the unexercised portion of the Series D warrants.

L.A.M.’s right to force the warrant holders to exercise the Series, B, C and D warrants is subject to a number of conditions, including the following:

                         - there is in effect a registration statement which the holders may use to sell the shares issuable upon the exercise of the warrants.

                         - L.A.M.’s common stock is listed for trading on the OTC Bulletin Board

The conversion premium on the convertible notes at the date of issuance and the number of common share equivalents outstanding are as follows:

	Number of		Excess of Fair Value
	Common Share	Conversion	of Common Stock	Conversion
	Equivalents	Price	Over Debentures	Premium
Issued in 2002	2,380,952	$0.294	$204,762	$204,762
Converted in 2002	(98,640)	$0.294

Outstanding at December 31, 2002	2,282,312	$0.294

Increase due to decrease of conversion price	787,755
Converted in 2003	(3,070,067)	$0.218

Outstanding at December 31, 2003	—	—

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

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid until the Company is profitable.

Holders of common stock do not have preemptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock.

During 2003, the Company sold units of the Company’s common stock in which each unit consists of 1,000 shares of the Company’s common stock plus 750 warrants. Each warrant will entitle the holder to purchase the Company’s common stock as follows:

•	One third of the warrants may be exercised at any time prior to February 28, 2005 at a price of $0.30 per share.

•	One third of warrants may be exercised at any time prior to August 31, 2005 at a price of $0.30 per share.

•	One third of the warrants may be exercised at any time prior to February 28, 2006 at a price of $0.50 per share.

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

During 2003 and 2002, the Company issued warrants in connection with the sale of convertible notes and common shares as described in notes J and K of the financial statements. In accordance with SFAS No. 123, the Company recognized compensation expense during 2003 and 2002 of $269,246 and $722,673, respectively, for the fair value of the options at the date of the grant using a Black Scholes option-pricing model.

- continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note L -	Warrants - continued

The following assumptions were used:

December 31,	2003	2002
Weighted Average Fair Value of Options	$0.04	$0.10
Weighted Average Exercise Price	$0.34	$1.02
Expected Market Volatility	88.9%	70.5%
Risk Free Interest Rate	1.60%	3.20%
Expected Life (Years)	1.7	4.9
Expected Dividend Yield	0%	0%

Warrant transactions for the two years ending December 31, 2003 are summarized as follows:

		Weighted Average
	Outstanding	Exercise Price
At December 31, 2001	938,473	$2.38
Granted	3,976,961	$1.02

At December 31, 2002	4,915,434	$1.28
Granted	6,247,750	$0.34
Exercised	(213,068)	$0.12

At December 31, 2003	10,950,116	$0.76

The following table summarizes information about warrants outstanding at December 31, 2003:

	Warrants Exercisable and Outstanding
		Weighted	Weighted
Range of	Shares	Average	Average
Exercise	Under	Remaining	Exercise
Prices	Warrant	Life	Price
$0.12 -$0.30	4,910,022	1.38	$0.27
$0.50 -$0.80	3,320,371	2.96	$0.64
$1.20 -$2.00	2,466,143	2.73	$1.46
$4.83	253,580	2.09	$4.83

Note M -	Share and Option Grants

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

Employees

During 2002, the Company granted stock options for 485,000 shares of common stock to employees as compensation for services rendered at exercise prices that were below the fair value of the common stock at the date of grant. In accordance with APBO 25, the Company recognized compensation expense of $2,959 and $71,934 as a charge against operations during 2003 and 2002 respectively, for the difference between the fair value and the exercise price of the common stock at the date of grant. The Company uses the straight-line method of amortization for stock based compensation.

Consultants

During 2003 and 2002 the Company granted stock options for 200,000 and 1,517,000, respectively, of common stock to consultants as compensation for services rendered. In accordance with SFAS 123, the Company recognized compensation expense during 2003 and 2002 of $120,008 and $706,289, respectively, for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

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

during 2003 and 2002 of $128,250 and $1,274,000, respectively, for the fair value of the options at the date of the grant using a Black Scholes option-pricing model.

The following assumptions were used:

December 31,	2003	2002
Weighted Average Fair Value of Options	$0.17	$0.37
Weighted Average Exercise Price	$0.58	$0.67
Expected Market Volatility	88.9%	70.5%
Risk Free Interest Rate	3.15%	4.37%
Expected Life (Years)	5.0	5.0
Expected Dividend Yield	0%	0%

Stock option transactions for the two years ending December 31, 2003 are summarized as follows:

		Weighted Average
	Outstanding	Exercise Price
At December 31, 2001	12,845,493	$0.80
Granted	4,002,000	$0.71
Exercised	(5,083,975)	$0.58
Forfeited/Expired	(224,018)	$1.72

At December 31, 2002	11,539,500	$0.80
Granted	950,000	$0.58
Exercised	(1,000)	$0.58
Forfeited/Expired	(567,500)	$1.69

At December 31, 2003	11,921,000	$0.73

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Shares	Average	Average	Shares	Average
Exercise	Under	Remaining	Exercise	Under	Exercise
Prices	Option	Life	Price	Option	Price
$0.58 -$1.00	11,321,000	4.30	$0.62	10,866,000	$0.62
$1.25 -$2.50	300,000	3.00	$2.21	300,000	$2.21
$2.75 -$4.00	300,000	1.96	$3.50	300,000	$3.50

- continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note M -	Share and Option Grants - continued

During 2002, the Board of Directors authorized the repricing of 225,000 options to purchase shares of common stock at rates ranging from $0.58 and $2.00. The options repriced under this program accounted for approximately 2% of options outstanding as of December 31, 2002. Of the options repriced in 2002, 25,000 also had the expiration dated extended by 12 months. In accordance with SFAS 123, the Company recognized compensation expense during 2002 of $31,400 for the fair value of the options at the date they were repriced using a Black Scholes option-pricing model.

During 2003 and 2002, the Board of Directors authorized the extension of expiration dates of options to purchase shares of common stock. The extensions were for periods ranging from 12 months to 60 months and 12 months to 36 months, respectively. Approximately 250,000 and 3,065,000 options, respectively, were extended under this program, which accounted for approximately 2% and 27%, respectively, of options outstanding as of December 31, 2003 and 2002. In accordance with SFAS 123, the Company recognized compensation expense during 2003 and 2002 of $34,030 and $517,660, respectively, for the fair value of the options at the date their expiration date was extended using a Black Scholes option-pricing model.

In 2003 and 2002, the Company granted awards of 4,504,232 and 2,346,500, respectively, of common stock as compensation to outside consultants. The Company has charged operations in 2003 and 2002 for the fair value of the common stock awarded on the date of the grants in the amount of $279,545 and $1,147,927, respectively.

Note N -	Equity Line of Credit Agreement

On January 24, 2001, the Company entered into an equity line of credit agreement with Hockbury Limited in order to establish a source of funding for the development of the Company’s technology. The equity line of credit agreement established what is sometimes also referred to as an equity drawdown facility. The Company issued 1,053,177 shares of common stock and received $971,000 in net proceeds under the equity line of credit agreement.

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

- continued -

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note O -	Lease Arrangements - continued

Future minimum payments are as follows:

2004	2005	2006	2007	2008	Total
$37,400	$—	$—	$—	$—	$37,400

Rent expense under operating leases was $67,994 and $63,811 for the years ended December 31, 2003 and 2002, respectively.

Note P -	Related Party Transactions

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

On March 9, 2004, a special meeting of the shareholders was held for the purpose of amending the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock to a total of 150,000,000 shares of Common Stock.

61% of the shares outstanding were represented in person or by proxy at the special meeting. Of these, 97% voted in favor of increasing the authorized number of shares of Common Stock to a total of 150,000,000 shares.

In March 2004, a legal suit in the amount of $2.8 million was brought against the Company and one of its directors alleging that the Company failed to issue shares of its common stock to a consultant for services rendered during the period of 2001 and 2002. In contrast, the Company contends that the consultant did not provide the services and as a result no shares are due. While management is not able at the present time to determine the outcome of this matter, based upon information currently available, management presently believes that the probability is remote that the resolution of this claim will have a material adverse effect on the Company’s financial position or results of operations.

Subsequent to the year end the Company commenced a series of private placements, and by March 24, 2004, had received funds of approximately $616,000.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note R - Commitments & Contingencies

Capital Research Group, Inc. an investor relations firm formerly used by the Company filed a claim against the Company with the American Arbitration Association alleging that the Company failed to pay Capital Research Group in accordance with the terms of an agreement between the parties. In May 2003, the Company learned that the arbitrator awarded damages in the amount of approximately $600,000 to Capital Research Group. On November 19, 2003, the Company and Capital Research Group agreed to settle all amounts owed by the Company to Capital Research Group through the issuance of 3,059,363 shares of the Company’s common stock. In addition, the Company granted warrants to purchase 1,000,000 shares of the Company’s common stock at a price of $0.22 per share and warrants to purchase 230,750 shares of the Company’s common stock at a price of $0.01 per share. These warrants have an expiration date of March 24, 2004. Subsequent to year end all the warrants were exercised through a cashless option that resulted in the issuance of 409,527 shares of the Company’s common stock.

Note S - Restatement

The financial statements have been restated to reclassify the amount related to shares and option grants to general and administrative, marketing and business development and research and development expenses in order to be consistent with similar expenses paid in cash. The Company has also restated the financial statements as a result of a mechanical error in the calculation of the non-cash compensation expense on the option grants and non-cash premium expense on the warrants issued in connection with the Company’s private placements in 2003 and 2002. The restatements in the share and option grants compensation expense and in the warrant premium resulted in an additional loss of $519,282 and $1,898,457, respectively, for the years ended December 31, 2003 and 2002. The restatements had no effect on total stockholders’ equity at December 31, 2003 or 2002.

		Originally		Originally
	Restated	Reported	Restated	Reported
Years Ended December 31,	2003	2003	2002	2002
General and Administrative	947,630	663,709	3,145,339	1,972,329
Marketing and Business Development	658,137	423,240	2,954,273	975,077
Research and Development	242,064	196,089	1,119,667	572,617
Share and Option Grants to Officers Directors, Investors and Consultants	—	314,757	—	2,467,929
Warrants Issued	269,246	—	722,673	55,543

In addition, Note B – Nature of Operations and Summary of Significant Accounting Policies, Note C – Licensing Agreement, Note G – Deferred Royalty Revenue, Note I – Income Taxes, Note L – Warrants and Note M – Share and Option Grants have been restated to provide additional disclosure on the Company’s accounting policies.

PART IV

Item 13. Exhibits and Reports on Form 8-K

Exhibit 3	Articles of Incorporation and Bylaws	(1)

Exhibit 3.1	Certificate of Amendment to the Articles of Incorporation	(2)

Exhibit 4	Instruments Defining the Rights of Security Holders

Exhibit 4.1	Incentive Stock Option Plan	(1)

Exhibit 4.2	Non-Qualified Stock Option Plan	(1)

Exhibit 4.3	Stock Bonus Plan	(1)

Exhibit 10	Material Contracts

Exhibit 10.1	Agreements with Ixora Bio-Medical Co.	(1)

Exhibit 10.2	Common Stock Purchase Agreement with Hockbury Limited	(3)

Exhibit 10.3	Stock Purchase Warrant issued to Hockbury Limited	(3)

Exhibit 10.4	Stock Purchase Warrant issued to GKN Securities
	Corp. and certain employees of GKN Securities Corp.	(3)

Exhibit 10.5	Securities Purchase Agreement (together with Schedule
	Required by Instruction 2 to Item 601 Regulation S-K)	(4)

Exhibit 23.1	Consent of Independent Auditors	*

Exhibit 31.1	Certification by Joseph T. Slechta, President, Chief Executive
	Officer, Principal Financial Officer and Chief Accounting Officer
	under Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit 32.1	Certification of Joseph T. Slechta, President, Chief Executive
	Officer, Principal Financial Officer and Chief Accounting Officer
	pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
	906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form 10-KSB (Commission File No. 000-30641).

(2)	Filed with Form 10-KSB for the year ended December 31, 2003.

(3)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-56390).

(4)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-101676).

     8-K Reports

          None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2004.

L.A.M. PHARMACEUTICAL, CORP.

By:	/s/ Joseph T. Slechta

Joseph T. Slechta, President, Chief Executive
Officer, Principal Financial Officer and Chief Accounting Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph T. Slechta Joseph T. Slechta	President, Chief Executive Officer, Principal Financial Officer, Chief Accounting Officer and Director	October 13, 2004

/s/ Peter Rothbart Peter Rothbart	Secretary and Director	October 13, 2004

/s/ Gary Nath	Director	October 13, 2004
Gary Nath