Form 10QSB/A
period 2004-03-31
LAM PHARMACEUTICAL CORP
filed 2004-10-13
CIK 1071272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

Amendment No. 1

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

1

Purpose

This Form 10-QSB/A, which amends the Form 10-QSB for the three month period ended March 31, 2004 of L.A.M. Pharmaceutical, Corp. is being filed solely to amend and restate the information required by Item 1 of Part I of Form 10-QSB.

INDEX

Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Balance Sheets at March 31, 2004 (Unaudited) and December 31, 2003	4
Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	5
Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	6
Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	7
Notes to Financial Statements	9
PART I
FINANCIAL INFORMATION
Item. 1 Financial Statements
See the financial statements filed as part of this report (pages 4 to 11).
Section 302 Certification of CEO
Section 906 Certification of CEO

2

L.A.M. PHARMACEUTICAL, CORP.

(A DELAWARE CORPORATION)
Lewiston, New York

FINANCIAL REPORTS
AT
MARCH 31, 2004

3

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS

	(Unaudited and
	Restated)	(Restated)
	March 31,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$782,846	$25,132
Accounts Receivable, net	7,746	8,936
Inventory	474,768	482,667
Prepaid Expenses	73,560	73,560

Total Current Assets	1,338,920	590,295
Property and Equipment - Net of Accumulated Depreciation	93,411	100,020
Other Assets
Patents and Trademarks - Net of Accumulated Amortization	615,870	591,543

Total Assets	$2,048,201	$1,281,858

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$817,417	$1,027,561

Total Current Liabilities	817,417	1,027,561
Other Liabilities
Due to Stockholders	149,545	149,545
Deferred Royalty Revenue	207,360	207,360

Total Liabilities	1,174,322	1,384,466

Stockholders’ Equity (Deficit)
Common Stock - $.0001 Par; 150,000,000 and 50,000,000 Shares Authorized, Respectively; 48,850,473 and 45,809,364 Shares Issued and Outstanding, Respectively	4,885	4,581
Additional Paid-In Capital	31,582,867	29,022,904
Accumulated Deficit	(30,713,873)	(29,130,093)

Total Stockholders’ Equity (Deficit)	873,879	(102,608)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,048,201	$1,281,858

The accompanying notes are an integral part of these financial statements.

4

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders’
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2002 - Restated	27,511,412	$2,751	$25,952,644	$(26,411,739)	$(456,344)
Capital Contribution – Interest Expense	—	—	2,153	—	2,153
Stock Options Granted - Compensation for Services Rendered	—	—	10,440	—	10,440
Common Shares Issued - Compensation for Services Rendered	335,000	33	(79,295)	—	(79,262)
Conversion of Convertible Notes	1,736,734	174	510,426	—	510,600
Receivable on Option Exercise	—	—	15,708	—	15,708
Net Loss for the Period (Unaudited)	—	—	—	(917,707)	(917,707)

Balance – March 31, 2003 (Unaudited and Restated)	29,583,146	$2,958	$26,412,076	$(27,329,446)	$(914,412)

Balance - December 31, 2003 - Restated	45,809,364	$4,581	$29,022,904	$(29,130,093)	$(102,608)
Capital Contribution – Interest Expense	—	—	1,869	—	1,869
Stock Options Granted - Compensation for Services Rendered	—	—	12,188	—	12,188
Common Shares Issued - Compensation for Services Rendered	607,560	61	110,979	—	111,040
Sale of Shares Under the Stock Subscription Agreements	300,000	30	958,480	—	958,510
Premium on the Issuance of Warrants	—	—	624,707	—	624,707
Warrant Exercise	2,133,549	213	259,160	—	259,373
Receivable on Option Exercise	—	—	580	—	580
Receivable on Sale of Stock Subscription Agreements	—	—	32,000	—	32,000
Subscription of Stock in Settlement of Lawsuit	—	—	560,000	—	560,000
Net Loss for the Period (Unaudited)	—	—	—	(1,583,780)	(1,583,780)

Balance – March 31, 2004 (Unaudited and Restated)	48,850,473	$4,885	$31,582,867	$(30,713,873)	$873,879

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	(Restated)
	Three Months Ended
	March 31,
	2004	2003
Revenues
Net Sales	$18,636	$30,844

Expenses
Cost of Sales	3,963	6,788
General and Administrative	197,887	174,048
Marketing and Business Development	165,582	69,232
Research and Development	31,239	79,323
Depreciation and Amortization	17,169	16,867
Warrant Premium	624,707	—

Total Expenses	1,040,547	346,258

Loss Before Other Expenses	(1,021,911)	(315,414)

Other Expenses
Interest Expense	(1,869)	(2,293)
Provision for Lawsuit Settlement	(560,000)	—
Provision for Arbitration Settlement	—	(600,000)

Total Other Expenses	(561,869)	(602,293)

Net Loss for the Period	$(1,583,780)	$(917,707)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	47,886,434	29,267,371

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	(Restated)
	2004	2003
Cash Flows from Operating Activities
Net Loss for the Period	$(1,583,780)	$(917,707)
Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Depreciation and Amortization	17,169	16,867
Capital Contributions:
Premium on the Issuance of Warrants	624,707	—
Deemed Interest Expense on Loans from Stockholders	1,869	2,153
Share and Option Grants to Consultants	60,123	(68,822)
Provision for Lawsuit Settlement	560,000	—
Provision for Arbitration Settlement	—	600,000
Changes in Assets and Liabilities:
Accounts Receivable	1,190	4,066
Inventory	7,899	16,470
Prepaid Expenses	—	(3,045)
Accounts Payable and Accrued Expenses	(147,039)	131,306

Net Cash Flows from Operating Activities	(457,862)	(218,712)

Cash Flows from Investing Activities
Investment in Property and Equipment	—	(1,495)
Investment in Patents and Trademarks – Net	(34,887)	(27,113)

Net Cash Flows from Investing Activities	(34,887)	(28,608)

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	580	15,708
Proceeds from the Sale of Shares Under Share Subscription Agreements	990,510	—
Proceeds from Exercise of Warrants	259,373	—
Advances from Stockholders	—	139,390

Net Cash Flows from Financing Activities	1,250,463	155,098
Net Change in Cash and Cash Equivalents	757,714	(92,222)
Cash and Cash Equivalents - Beginning of Period	25,132	210,214

Cash and Cash Equivalents - End of Period	$782,846	$117,992

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

-continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note D - Share and Option Grants - continued

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized for its employee stock option plans. The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented:

	For the three months ended March 31,
	2004	2003
Net loss
As reported	$1,583,780	$917,707
Pro forma	$1,583,780	$925,706
Net Loss per share
As reported	$0.03	$0.03
Pro forma	$0.03	$0.03

Note E - Common Stock

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

Note F - Commitments & Contingencies

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

Note G - Restatement

The financial statements have been restated to reclassify the amounts related to shares and option grants to general and administrative, marketing and business development expenses in order to be consistent with similar expenses paid in cash. The Company has also restated the financial statements as a result of a mechanical error in the calculation of the non-cash compensation expense on options granted and the non-cash premium expense on the warrants issued in connection with the Company’s private placement in the first quarter of 2004. The restatement in the compensation expense and warrant premium resulted in an additional loss of $607,200 for the quarter ended March 31, 2004. The restatements had no effect on total stockholders’ equity at March 31, 2004 or 2003.

	Restated	Originally Reported	Restated	Originally Reported
Three Months Ended March 31,	2004	2004	2003	2003
General and Administrative	197,887	175,152	174,048	159,997
Marketing and Business Development	165,582	128,194	69,232	152,105
Share and Option Grants to Officers, Directors, Investors and Consultants	—	52,389	—	(68,822)
Warrant Premium	624,707	25,241	—	—

In addition Note D – Share and Option Grants has been restated to correct the pro forma net loss for the three months ended March 31, 2003. The as reported and pro forma net loss for the three months ended March 31, 2004 has also been restated.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

Exhibit 31.1	Certification by Joseph T. Slechta, President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by Joseph T. Slechta, President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

L.A.M. PHARMACEUTICAL, CORP.

October 13, 2004	By:	/s/ Joseph T. Slechta

Joseph T. Slechta, President, Chief Executive Officer, Principal
Financial Officer and Chief Accounting Officer