Form 10QSB/A
period 2004-06-30
LAM PHARMACEUTICAL CORP
filed 2004-10-13
CIK 1071272

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

Purpose

This Form 10-QSB/A, which amends the Form 10-QSB for the period ended June 30, 2004 of L.A.M. Pharmaceutical, Corp. is being filed solely to amend and restate the information required by Item 1 of Part I of Form 10-QSB.

PART I
FINANCIAL INFORMATION

Item. 1	Financial Statements

See the financial statements filed as part of this report (pages 4 to 11).

L.A.M. PHARMACEUTICAL, CORP.

(A DELAWARE CORPORATION)
Lewiston, New York

FINANCIAL REPORTS
AT
JUNE 30, 2004

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS

	(Unaudited and
	Restated)	(Restated)
	June 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$399,504	$25,132
Accounts Receivable, net	8,109	8,936
Inventory	463,207	482,667
Prepaid Expenses	100,607	73,560

Total Current Assets	971,427	590,295
Property and Equipment - Net of Accumulated Depreciation	86,803	100,020
Other Assets
Patents and Trademarks - Net of Accumulated Amortization	641,702	591,543

Total Assets	$1,699,932	$1,281,858

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$716,204	$1,027,561
Current Portion of Deferred Royalty Revenue	93,750	—

Total Current Liabilities	809,954	1,027,561
Other Liabilities
Due to Stockholders	149,545	149,545
Deferred Royalty Revenue	94,860	207,360

Total Liabilities	1,054,359	1,384,466

Stockholders’ Equity (Deficit)
Common Stock - $.0001 Par; 150,000,000 and 50,000,000 Shares Authorized, Respectively; 50,724,473 and 45,809,364 Shares Issued and Outstanding, Respectively	5,072	4,581
Additional Paid-In Capital	32,946,362	29,022,904
Accumulated Deficit	(32,305,861)	(29,130,093)

Total Stockholders’ Equity (Deficit)	645,573	(102,608)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,699,932	$1,281,858

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders’
	Of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2002 (Restated)	27,511,412	$2,751	$25,952,644	$(26,411,739)	$(456,344)
Capital Contribution – Interest Expense	—	—	4,306	—	4,306
Stock Options Granted - Compensation for Services Rendered	—	—	22,360	—	22,360
Common Shares Issued - Compensation for Services Rendered	335,000	33	94,541	—	94,574
Conversion of Convertible Notes	1,736,734	174	510,426	—	510,600
Receivable on Option Exercise	—	—	15,708	—	15,708
Net Loss for the Period (Unaudited)	—	—	—	(1,429,175)	(1,429,175)

Balance – June 30, 2003 (Unaudited and Restated)	29,583,146	$2,958	$26,599,985	$(27,840,914)	$(1,237,971)

Balance - December 31, 2003 (Restated)	45,809,364	$4,581	$29,022,904	$(29,130,093)	$(102,608)
Capital Contribution – Interest Expense	—	—	3,738	—	3,738
Stock Options Granted - Compensation for Services Rendered	—	—	740,376	—	740,376
Common Shares Issued - Compensation for Services Rendered	481,560	48	416,189	—	416,237
Sale of Shares Under the Stock Subscription Agreements	300,000	30	1,221,980	—	1,222,010
Premium on the Issuance of Warrants	—	—	627,635	—	627,635
Warrant Exercise	2,133,549	213	259,160	—	259,373
Receivable on Option Exercise	—	—	580	—	580
Receivable on Sale of Stock Subscription Agreements	—	—	94,000	—	94,000
Common Stock Issued in Settlement of Lawsuit	2,000,000	200	559,800	—	560,000
Net Loss for the Period (Unaudited)	—	—	—	(3,175,768)	(3,175,768)

Balance – June 30, 2004 (Unaudited and Restated)	50,724,473	$5,072	$32,946,362	$(32,305,861)	$645,573

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	(Restated)
	2004	2003
Revenues
Licensing Revenue	$37,500	$—
Net Sales	17,266	22,777

	54,766	22,777
Expenses
Cost of Sales	4,259	6,497
General and Administrative	448,729	176,891
Marketing and Business Development	1,138,173	283,981
Research and Development	32,895	44,559
Depreciation and Amortization	17,901	17,032
Warrant Premium	2,928	—

Total Expenses	1,644,885	528,960

Loss Before Other Expenses	(1,590,119)	(506,183)

Other Expenses
Interest Expense	(1,869)	(2,153)
Provision for Arbitration Settlement	—	(3,132)

Total Other Expenses	(1,869)	(5,285)

Net Loss for the Period	$(1,591,988)	$(511,468)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,403,814	29,583,146

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	June 30,
	(Restated)
	2004	2003
Revenues
Licensing Revenue	$37,500	$—
Net Sales	35,902	53,621

	73,402	53,621
Expenses
Cost of Sales	8,222	13,285
General and Administrative	646,616	350,939
Marketing and Business Development	1,303,755	353,213
Research and Development	64,134	123,882
Depreciation and Amortization	35,070	33,899
Warrant Premium	627,635	—

Total Expenses	2,685,432	875,218

Loss Before Other Expenses	(2,612,030)	(821,597)

Other Expenses
Interest Expense	(3,738)	(4,446)
Lawsuit Settlement	(560,000)	—
Provision for Arbitration Settlement	—	(603,132)

Total Other Expenses	(563,738)	(607,578)

Net Loss for the Period	$(3,175,768)	$(1,429,175)

Net Loss per Common Share - Basic and Diluted	$(0.06)	$(0.05)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	49,145,124	29,426,131

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	(Restated)
	2004	2003
Cash Flows from Operating Activities
Net Loss for the Period	$(3,175,768)	$(1,429,175)
Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Depreciation and Amortization	35,070	33,899
Capital Contributions:
Premium on the Issuance of Warrants	627,635	—
Deemed Interest Expense on Loans from Stockholders	3,738	4,306
Deferred Royalty Revenue	(18,750)	—
Share and Option Grants to Consultants	1,093,508	116,934
Share Issuance for Lawsuit Settlement	560,000	—
Provision for Arbitration Settlement	—	603,132
Changes in Assets and Liabilities:
Accounts Receivable	827	3,324
Inventory	19,460	31,426
Prepaid Expenses	(27,047)	(62,571)
Accounts Payable and Accrued Expenses	(248,252)	451,023

Net Cash Flows from Operating Activities	(1,129,579)	(247,702)

Cash Flows from Investing Activities
Purchase of Property and Equipment	—	(1,495)
Investment in Patents and Trademarks – Net	(72,012)	(24,934)

Net Cash Flows from Investing Activities	(72,012)	(26,429)

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	580	15,708
Proceeds from the Sale of Shares Under Share Subscription Agreements	1,316,010	—
Proceeds from Exercise of Warrants	259,373	—
Advances from Stockholders	—	163,898
Repayments to Stockholders	—	(103,390)

Net Cash Flows from Financing Activities	1,575,963	76,216
Net Change in Cash and Cash Equivalents	374,372	(197,915)
Cash and Cash Equivalents - Beginning of Period	25,132	210,214

Cash and Cash Equivalents - End of Period	$399,504	$12,299

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

Note B - Accounting Policies

Revenue Recognition

Licensing Revenue Recognition The Company recognizes royalty revenue based on royalty reports or related information received from the licensee and when collectability is reasonably assured.

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss
As reported	$1,591,988	$511,468	$3,175,768	$1,429,175
Pro forma	$1,591,988	$506,987	$3,175,768	$1,432,693
Net Loss per share
As reported	$0.03	$0.02	$0.06	$0.05
Pro forma	$0.03	$0.02	$0.06	$0.05

Note E - Restatement

     In the course of reviewing the Company’s financial statements a mechanical error was discovered in the calculation of the Company’s non-cash compensation expense on the issuance of option grants and the non-cash premium expense on warrants issued in connection with the Company’s private placement in the first six months of 2004. The restatement to the financial statements resulted in an additional loss of $726,662 for the three months ended June 30, 2004 and $1,333,862 for the six months ended June 30, 2004. The restatement had no effect on the net loss for the three and six months ended June 30, 2003 and on total shareholders’ equity at June 30, 2004 or 2003.

     In addition Note D – Share and Option Grants has been restated to correct the as reported and pro forma net loss for the three and six months ended June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

Exhibit 31.1	Certification by Joseph T. Slectha, President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by Joseph T. Slectha, President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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