Form 10QSB
period 2004-09-30
LAM PHARMACEUTICAL CORP
filed 2004-11-12
CIK 1071272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Yes   ☒         No    ☐

As of November 9, 2004, we had 64,452,713 issued and outstanding shares of common stock.

CERTIFICATIONS PURSUANT TO SECTION 302
CERTIFICATIONS PURSUANT TO SECTION 906

PART I

FINANCIAL INFORMATION

     Item. 1 Financial Statements.

L.A.M. PHARMACEUTICAL, CORP.

(A DELAWARE CORPORATION)
Lewiston, New York

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2004

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS

	(Unaudited)	(Restated)
	September 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$75,151	$25,132
Accounts Receivable, net	7,702	8,936
Inventory	451,020	482,667
Prepaid Expenses	99,523	73,560

Total Current Assets	633,396	590,295
Property and Equipment — Net of Accumulated Depreciation	80,195	100,020
Other Assets
Patents and Trademarks — Net of Accumulated Amortization	650,812	591,543

Total Assets	$1,364,403	$1,281,858

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$717,810	$1,027,561
Current Portion of Deferred Licensing Revenue	112,500	—

Total Current Liabilities	830,310	1,027,561

Other Liabilities
Due to Stockholders	149,545	149,545
Deferred Licensing Revenue	57,360	207,360

Total Liabilities	1,037,215	1,384,466

Stockholders’ Equity (Deficit)
Common Stock — $.0001 Par; 150,000,000 and 50,000,000 Shares Authorized, Respectively; 50,724,473 and 45,809,364 Shares Issued and Outstanding, Respectively	5,072	4,581
Additional Paid-In Capital	32,978,076	29,022,904
Accumulated Deficit	(32,655,960)	(29,130,093)

Total Stockholders’ Equity (Deficit)	327,188	(102,608)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,364,403	$1,281,858

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders’
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2002 (Restated)	27,511,412	$2,751	$25,952,644	$(26,411,739)	$(456,344)

Capital Contribution – Interest Expense	—	—	6,346	—	6,346
Stock Options Granted - Compensation for Services Rendered	—	—	27,148	—	27,148
Common Shares Issued - Compensation for Services Rendered	4,215,172	421	368,829	—	369,250
Sale of Shares Under the Stock Subscription Agreements	—	—	684,265	—	684,265
Conversion of Convertible Notes	1,736,734	174	510,426	—	510,600
Collection of Receivable on Option Exercise	—	—	25,000	—	25,000
Net Loss for the Period (Unaudited)	—	—	—	(1,846,140)	(1,846,140)

Balance – September 30, 2003 (Unaudited and Restated)	33,463,318	$3,346	$27,574,658	$(28,257,879)	$(679,875)

Balance – December 31, 2003 (Restated)	45,809,364	$4,581	$29,022,904	$(29,130,093)	$(102,608)

Capital Contribution – Interest Expense	—	—	5,764	—	5,764
Stock Options Granted - Compensation for Services Rendered	—	—	752,564	—	752,564
Common Shares Issued - Compensation for Services Rendered	481,560	48	416,189	—	416,237
Sale of Shares Under the Stock Subscription Agreements	300,000	30	1,239,480	—	1,239,510
Premium on the Issuance of Warrants	—	—	627,635	—	627,635
Proceeds from Warrant Exercise	2,133,549	213	259,160	—	259,373
Collection of Receivable on Option Exercise	—	—	580	—	580
Collection of Receivable on Sale of Stock Subscription Agreements	—	—	94,000	—	94,000
Common Stock Issued in Settlement of Lawsuit	2,000,000	200	559,800	—	560,000
Net Loss for the Period (Unaudited)	—	—	—	(3,525,867)	(3,525,867)

Balance – September 30, 2004 (Unaudited)	50,724,473	$5,072	$32,978,076	$(32,655,960)	$327,188

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2004	2003
Revenues
Licensing and Royalty Revenue	$37,500	$—
Net Sales	18,057	26,163

Total Revenue	55,557	26,163

Expenses
Cost of Sales	4,754	7,571
General and Administrative	174,804	196,064
Marketing and Business Development	189,656	183,833
Research and Development	16,016	32,885
Depreciation and Amortization	18,400	17,717

Total Expenses	403,630	438,070

Loss Before Other Expenses	(348,073)	(411,907)

Other Expenses
Interest Expense	2,026	2,058
Provision for Arbitration Settlement	—	3,000

Total Other Expenses	2,026	5,058

Net Loss for the Period	$(350,099)	$(416,965)

Net Loss per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	50,724,473	31,488,867

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
Revenues
Licensing and Royalty Revenue	$75,000	$—
Net Sales	53,959	79,784

Total Revenue	128,959	79,784

Expenses
Cost of Sales	12,976	20,856
General and Administrative	821,420	547,003
Marketing and Business Development	1,493,411	537,046
Research and Development	80,150	156,767
Depreciation and Amortization	53,470	51,616

Total Expenses	2,461,427	1,313,288

Loss Before Other Expenses	(2,332,468)	(1,233,504)

Other Expenses
Interest Expense	5,764	6,504
Lawsuit Settlement	560,000	—
Provision for Arbitration Settlement	—	606,132
Warrant Premium	627,635	—

Total Other Expenses	1,193,399	612,636

Net Loss for the Period	$(3,525,867)	$(1,846,140)

Net Loss per Common Share — Basic and Diluted	$(0.07)	$(0.06)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	49,675,416	30,107,786

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities

Net Loss for the Period	$(3,525,867)	$(1,846,140)

Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Depreciation and Amortization	53,470	51,616
Capital Contributions:
Premium on the Issuance of Warrants	627,635	—
Deemed Interest Expense on Loans from Stockholders	5,764	6,346
Deferred Licensing Revenue	(37,500)	—
Share and Option Grants to Consultants	1,105,696	396,398
Share Issuance for Lawsuit Settlement	560,000	—
Provision for Arbitration Settlement	—	606,132

Changes in Assets and Liabilities:
Accounts Receivable	1,234	2,415
Inventory	31,647	50,257
Prepaid Expenses	(25,963)	(89,295)
Accounts Payable and Accrued Expenses	(246,646)	276,141

Net Cash Flows from Operating Activities	(1,450,530)	(546,130)

Cash Flows from Investing Activities
Purchase of Property and Equipment	—	(1,495)
Investment in Patents and Trademarks – Net	(92,914)	(88,735)

Net Cash Flows from Investing Activities	(92,914)	(90,230)

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	580	25,000
Proceeds from the Sale of Shares Under Share Subscription Agreements	1,333,510	400,315
Proceeds from Exercise of Warrants	259,373	—
Advances from Stockholders	—	163,898
Repayments to Stockholders	—	(103,390)

Net Cash Flows from Financing Activities	1,593,463	485,823

Net Change in Cash and Cash Equivalents	50,019	(150,537)
Cash and Cash Equivalents — Beginning of Period	25,132	210,214

Cash and Cash Equivalents — End of Period	$75,151	$59,677

The accompanying notes are an integral part of these financial statements.

-continued-

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED) – continued

	Nine Months Ended
	September 30,
	2004		2003
Non-Cash Investing and Financing Activities
Debentures Converted to Common Stock	$	—	$510,600
Stock Subscriptions – Offset Against Due to Stockholder	$	—	$75,000

SUPPLEMENTAL DISCLOSURE
Interest Paid	$	—	$—
Income Taxes Paid	$	—	$—

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net loss, or overall presentation of the financial statements.

Note B — Accounting Policies

Revenue Recognition

Royalty Revenue Recognition

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

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Note C — Inventory

Inventory at period end consisted of the following:

	September 30,	December 31,
	2004	2003
IPM Wound Gel™	$448,895	$480,542
Raw Materials	2,125	2,125

Inventory	$451,020	$482,667

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss
As reported	$350,099	$416,965	$3,525,867	$1,846,140
Pro forma	$350,099	$424,791	$3,525,867	$1,857,484
Net Loss per share
As reported	$0.01	$0.01	$0.07	$0.06
Pro forma	$0.01	$0.01	$0.07	$0.06

Note E — Restatement

The Company’s Balance Sheets and Statements of Changes in Stockholders’ Equity have been restated to reflect a correction to a mechanical error that was discovered in the calculation of the Company’s non-cash compensation expense on the issuance of option grants and the non-cash premium expense on warrants issued in connection with the Company’s private placement in 2003 and 2002. The restatements in the share and option grants compensation expense and in the warrant premium resulted in the following restatements. The restatements had no effect on the net loss for the three and nine months ended September 30, 2004 and 2003 and on total stockholders’ equity at September 30, 2004 or 2003.

	As at December 31, 2003		As at December 31, 2002
	Restated	Originally Reported	Restated	Originally Reported
Additional Paid-In Capital	29,022,904	26,605,165	25,952,644	24,054,187
Accumulated Deficit	29,130,093	26,712,354	26,411,739	24,513,282

Item 2 Management’s Discussion and Analysis or Plan of Operation.

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

Overview

     We are the owner of a proprietary wound healing and transdermal drug delivery technology that involves the use of an original L.A.M. Ionic Polymer Matrix™ technology that we developed for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents. Our corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using our patented L.A.M. Ionic Polymer Matrix™ technology. We intend to seek out corporate alliances and co-marketing partnerships where other drugs and topical products can be enhanced by our L.A.M. IPM™ technology. We intend to acquire complementary products, technologies or companies by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall objective. Acquisitions may be funded through a combination of issuance of shares and/or cash, in which case we would be required to raise additional funding through debt instruments or equity financing. We currently do not have any agreements to acquire any complementary products, technologies or companies.

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

     In March 2004, we received regulatory approval to import and sell our L.A.M. IPM Wound Gel™ in China. We also entered into an agreement with a distributor in the Chinese market. Subsequent to the agreement entered into in December 2003 with a distributor in the Latin America market, application for our regulatory approval to market our product in a number of Latin American countries have been filed by our distributor. As our marketing plans are currently in the process of being developed, we have received minimal orders for our product to date from the above distributors and will only receive payments to the extent that sales are made to the distributors.

     In May 2004, Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of Ixora™ for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year. As of September 30, 2004 we have received royalty payments of $37,500.

     In January 2004, we announced the veterinary application of our L.A.M. IPM Wound Gel™ targeting Pyotraumatic dermatitis, commonly known as hot spots suffered by dogs. We are currently seeking licensing or partnership opportunity with companies already well established in the veterinary field and presently do not intend on marketing this application under our own brand.

     Our revenue in the first nine months of 2004 increased to $129,000 compared to $80,000 in the same period in the prior year. This increase in revenue is primarily attributable to licensing and royalty revenue that did not occur in 2003. Our operating expenses increased from $1,313,000 in 2003 to $2,461,000 in 2004 primarily as a result of investor relations expenditures and non-cash consulting expenses relating to potential acquisitions and partnering opportunities. Net loss for the nine months increased to $3,526,000 in 2004 compared to $1,846,000 in 2003.

Selected Financial Data

     The summary financial data set forth below with respect to the statements of operations for the three and nine months ended September 30, 2004 and 2003 and with respect to the balance sheets as at September 30, 2004 and December 31, 2003, are derived from, and should be read in conjunction with the financial statements and the related notes.

Income Statement Data

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
			Percentage			Percentage
	2004	2003	Change	2004	2003	Change
Revenue	$55,557	26,163	112%	$128,959	$79,784	62%
Operating Expenses	403,630	438,070	(8)%	2,461,427	1,313,288	87%
Other Expenses	2,026	5,058		1,193,399	612,636
Net Loss	$(350,099)	$(416,965)		$(3,525,867)	$(1,846,140)

Balance Sheet Data:

	As at
	September 30, 2004	December 31, 2003
Current Assets	$633,396	$590,295
Total Assets	1,364,403	1,281,858
Current Liabilities	830,310	1,027,561
Total Liabilities	1,037,215	1,384,466
Working Capital (Deficiency)	(196,914)	(437,266)
Stockholders’ Equity (Deficit)	327,188	(102,608)

Results of Operations

Three months Ended September 30, 2004 compared with Three Months Ended September 30, 2003

Revenues

     In May 2004 Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of Ixora™ for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year. During the three months ended September 30, 2004 we received royalty payments of $18,750 and have taken into income a portion of the deferred licensing revenue equal to the royalty payments received.

     Although sales of our IPM Wound Gel™ during the third quarter of 2004 decreased by $8,000 to $18,000 from sales in the same quarter of 2003 of $26,000, sales have increased $1,000 over the second quarter of 2004. We believe that the concentration of our efforts in signing distribution agreements in China and Latin America will lead to increased sales as these markets become established.

Cost of Goods Sold

     Cost of Goods Sold for the three months ended September 30, 2004 were $5,000, representing a decrease of $3,000 from $8,000 in 2003. The gross profit percentage of 75% for the third quarter of 2004 increased slightly when compared to 71% for the third quarter of 2003. The increase in the gross profit percentage resulted from special pricing offered to our customers on the L.A.M. IPM Wound Gel™ during part of 2003 which did not occur in 2004.

General and Administrative Expenses

     General and administrative expenses for the three months ended September 30, 2004 decreased $21,000 to $175,000 from $196,000 for the three months ended September 30, 2003. The decrease is primarily related to financial consulting costs incurred in the third quarter of 2003 in regards to our private placement.

     The primary components of general and administrative expenses for the three months ended September 30, 2004 and 2003 were as follows:

	Three months ended
	September 30,
	2004	2003
Officers’ salaries	$11,875	$9,375
Employee salaries and benefits	26,088	29,650
Investor relations	9,960	33,460
Legal and auditing (including SEC filings)	46,207	43,325
Insurance	19,048	9,694
Shares issued to consultants	12,188	16,788
Other expenses	49,438	53,772
Total	174,804	196,064

Marketing and Business Development Expense

     Marketing and business development expense for the three months ended September 30, 2004 increased $6,000 to $190,000 from $184,000 for the three months ended September 30, 2003. The increase included expenditures relating to the launch of our I.P.M. Wound Gel™ in Central America.

Research and Development Expense

     Research and development expenses for the three months ended September 30, 2004 decreased $17,000 to $16,000 from $33,000 for the three months ended September 30, 2003. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. Costs incurred during the quarter represent fixed costs of running our R&D department. As our products obtain acceptance we will increase our research and development expenditures and accelerate the development of additional products.

Nine months Ended September 30, 2004 compared with Nine Months Ended September 30, 2003

Revenues

     In May 2004 Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of Ixora™ for Women. Upon commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year. In the first nine months of 2004 we received royalty payments of $37,500 and have taken into income a portion of the deferred licensing revenue equal to the royalty payments received.

     Although sales of our IPM Wound Gel™ during the nine months ended September 30, 2004 amounted to $54,000, a decrease of $26,000 over sales in the same period of 2003 of $80,000, we believe that the concentration of our efforts in the signing of distribution agreements in China and Latin America we will lead to increased sales as these markets become established.

Cost of Goods Sold

     Cost of Goods Sold for the nine months ended September 30, 2004 were $13,000, representing a decrease of $8,000 from $21,000 in 2003. The gross profit percentage of 77% for the first nine months of 2004 increased slightly when compared to 75% the first nine months of 2003. The increase in the gross profit percentage resulted from special pricing offered to our customers on the L.A.M. IPM Wound Gel™ during part of 2003 which did not recur in 2004.

General and Administrative Expenses

     General and administrative expenses for the nine months ended September 30, 2004 increased $274,000 to $821,000 from $547,000 for the nine months ended September 30, 2003. The increase included costs attributable to investor relation services performed in the second quarter of 2004, cash expenses and shares issuances relating to our private placement and increase in compensation relating to bonuses paid for obtaining regulatory approval in

China. The increase was offset by the reduction in legal and auditing expenditures due to decreased business activity in these areas and decrease in insurance as we reduced our product liability coverage from $3,000,000 to $1,000,000. In May 2004 we increased our product liability coverage to $3,000,000.

     The primary components of general and administrative expenses for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine months ended
	September 30,
	2004	2003
Officers’ salaries	$51,500	$25,000
Employee salaries and benefits	73,742	86,227
Investor relations	277,505	57,108
Legal and auditing (including SEC filings)	126,741	156,819
Insurance	34,051	38,864
Shareholder special meeting expenses	7,496	—
Options and Shares issued to consultants	101,355	40,052
Other expenses	149,030	142,933
Total	821,420	547,003

Marketing and Business Development Expense

     Marketing and business development expense for the nine months ended September 30, 2004 increased $956,000 to $1,493,000 from $537,000 for the nine months ended September 30, 2003. The increase included a non-cash charge for the issuance of shares to companies for services rendered regarding potential acquisitions and partnership opportunities.

Research and Development Expense

     Research and development expenses for the nine months ended September 30, 2004 decreased $77,000 to $80,000 from $157,000 for the nine months ended September 30, 2003. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. Costs incurred during this period represent fixed costs of running our R&D department. As our products obtain acceptance we will increase our research and development expenditures and accelerate the development of additional products.

Warrant Premium

     The expense of $628,000 for the nine months ended September 30, 2004 represents the fair value of the warrants issued to shareholders in connection with our private placement.

Legal Settlement

     In March 2004, a consultant filed a lawsuit against us and one of our directors with the District Court of Montreal in Quebec, Canada in the amount of $2.8 million alleging that we failed to issue shares of our common stock to the individual for services rendered during the periods of 2001 and 2002. On April 26, 2004 we reached an out of court settlement of the lawsuit with the consultant which resulted in the issuance of two million shares of our common stock. We have recorded $560,000, the effect of the settlement, in the financial statements for the period ended September 30, 2004.

Provision for Arbitration Settlement

     Capital Research Group, Inc. (CRG) an investor relations firm formerly used by us filed a claim against us with the American Arbitration Association alleging that we failed to pay Capital Research Group in accordance with the terms of an agreement between the parties. On November 19, 2003 we reached an agreement with Capital Research Group to settle all amounts owed by us to CRG. A provision for the arbitration settlement was recorded in the financial statements for the nine months ended September 30, 2003.

Liquidity and Sources of Capital

Nine Months ended September 30, 2004

     Our cash and cash equivalents as of September 30, 2004 was $75,000. Our working capital improved by 240,000 from a deficiency of $437,000 as of December 31, 2003 to a deficiency of $197,000 as of September 30, 2004.

     Our operations used approximately $1,211,000 in cash during the nine months ended September 30, 2004 compared to $786,000 used in the same period in the prior year. This was primarily due to increased expenditures on investor relations and costs related to the development of the Chinese and Latin American markets and the reduction in accounts payable of $247,000.

     During this period we also invested $93,000 in patents and trademarks.

     During the nine months ended September 30, 2004, funds were raised principally from subscription agreements for the issuance of our common stock in the amount of $1,334,000 and the exercise of warrants in the amount of $259,000.

     During the nine months ended September 30, 2004 we sold units of our common stock in which each unit consists of 1,000 shares of our common stock plus 750 warrants. The sales were conduced by us through a private placement to a group of accredited investors, pursuant to Regulation D, promulgated the Securities Act of 1933, as amended. Through private placements we sold 5,594,000 shares of our common stock, plus warrants for the purchase of an additional 4,195,500 shares to 36 investors for proceeds amounting to $1,250,000, of which $1,243,000 was received prior to September 30, 2004. As of September 30, 2004 we have not issued the common stock in relation to the private placement. Each warrant will entitle the holder to purchase one share of common stock as follows:

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

Item 3 Controls and Procedures.

     Joseph T. Slechta, our President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and in his opinion our disclosure controls and procedures ensure that material information relating to us, is made known to him by others within our entity, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Slechta there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

PART II

OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

     During the nine months ended September 30, 2004 we sold units of our common stock in which each unit consists of 1,000 shares of our common stock plus 750 warrants. The sales were conduced by us through a private placement to a group of accredited investors, pursuant to Regulation D, promulgated the Securities Act of 1933, as amended. Through the private placement we sold 5,594,000 shares of our common stock, plus warrants for the purchase of an additional 4,195,500 shares to 36 investors for proceeds amounting to $1,250,000, of which $1,243,000 was received prior to September 30, 2004. As of September 30, 2004 we have not issued the common stock in relation to the private placement. Each warrant will entitle the holder to purchase one share of common stock as follows:

•	One third of warrants may be exercised at any time prior to June 30, 2005 at prices ranging from $0.35 to $0.60 per share;

•	One third of warrants may be exercised at any time prior to December 31, 2005 at prices ranging from $0.35 to $0.75 per share; and

•	One third of warrants may be exercised at any time prior to June 30, 2006 at prices ranging from $0.55 to $1.00 per share

     On May 4, 2004 we filed a registration statement with the United States Securities and Exchange Commission (Commission File No. 333-115126) to register the common shares issued as a result of this private placement. On July 27, 2004 we filed Amendment No. 1 to this registration statement, on September 9, 2004 we filed Amendment No. 2 to this registration statement and on October 13, 2004 we filed Amendment No. 3 to this registration statement. The registration statement was declared effective by the SEC on October 15, 2004.

Item 6 Exhibits

Number	Title

31.1	Certification by Joseph T. Slectha, President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Joseph T. Slectha, President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

L.A.M. PHARMACEUTICAL, CORP.
November 11, 2004	By:	/s/ Joseph T. Slechta
Joseph T. Slechta, President, Chief Executive
Officer, Principal Financial Officer and Chief Accounting Officer