Form 10KSB
period 2004-12-31
LAM PHARMACEUTICAL CORP
filed 2005-03-31
CIK 1071272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

During fiscal year ended December 31, 2004, total revenues were $ 173,344.

The aggregate market value of the voting stock held by non-affiliates of the Company (74,177,915 shares)
based upon the closing price of the Company's common stock on March 22, 2004 was approximately $7,715,000.

As of March 22, 2005 the Company had 80,977,389 issued and outstanding shares of common stock.

Indicate by check if Transitional Small Business Disclosure Format is used: Yes  ☐  No   ☒

PART I

Forward-Looking Statements

               Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Business” or contained or incorporated by reference in this Form 10-KSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that L.A.M. expects, believes or anticipates will or may occur in the future, including:

•	L.A.M.’s plan to execute its strategy;

•	market acceptance of L.A.M.’s products;

•	L.A.M.’s plan to launch new and enhanced products;

•	L.A.M.’s plan to increase sales;

•	L.A.M.’s ability to obtain new distributors and market approvals in new countries;

•	L.A.M.’s plan to pursue patents;

•	L.A.M.’s ability to successfully compete in the marketplace;

•	L.A.M.’s plan to increase the size of its sales force;

•	L.A.M.’s earnings estimates and future financial condition and results of operations; and

•	the adequacy of L.A.M.’s cash, cash equivalents and cash generated from operations to meet L.A.M.’s working capital requirements for the next twelve months.

               In some cases, you can also identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements are based on assumptions that L.A.M. has made based on its experience and perception of historical trends, current conditions, expected future developments and other factors that L.A.M. believes are appropriate. These statements are subject to numerous risks and uncertainties, many of which are beyond L.A.M.’s control, including the statements set forth under “Risk Factors.” No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. L.A.M. undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.        Business

                              L.A.M. Pharmaceutical, Corp. (L.A.M.) was incorporated in Delaware in July 1998. In September 1998, L.A.M. acquired all of the issued and outstanding shares of LAM Pharmaceuticals LLC (formed in Florida on February 4, 1997) for 6,000,000 shares of L.A.M.’s common stock. L.A.M. was originally organized on February 4, 1994 as a partnership, under the name RDN, to commercialize a new transdermal drug delivery system. Unless otherwise indicated, all references to “us”, “our” or “we” include LAM Pharmaceuticals LLC.

               We are the owner of a proprietary wound healing and transdermal drug delivery technology that involves the use of an original L.A.M. Ionic Polymer MatrixTM technology (L.A.M. IPMTM) for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents.

               Our corporate objective is to develop, market and license wound healing and transdermally delivered drugs, therapeutic preparations and cosmetics for the prescription, over-the-counter and cosmetic markets, using our patented L.A.M. Ionic Polymer MatrixTM technology. We intend to seek out corporate alliances and co-marketing partnerships where other drugs and topical products can be enhanced by L.A.M. IPMTM technology. We intend to acquire complementary products, technologies or companies by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall objective. Acquisitions may be funded through a combination of issuance of shares and/or cash, in which case we would be required to raise additional funding through debt instruments or equity financing. We do not currently have any agreements to acquire any complementary products or technologies.

               On April 15, 2002, we obtained clearance from the United States Food and Drug Administration (“FDA”) of its Section 510(k) pre-market notification of intent (number K020325) to market our proprietary L.A.M. IPM Wound GelTM. Limited commercial sales of this product began in August 2002. Our customer base is primarily derived from wound care professionals and centers, doctors, nurses, hospitals and individual sales through the internet.

               On January 5, 2005, we entered into a provisional agreement with Finest Enterprises Limited and China Elegant Development Limited to acquire New World Kellerton, a pharmaceutical company based in Xinyang, China. The provisional agreement is non-binding and remains in effect until the execution of a definitive agreement.

               March 24, 2004, we received approval from the Chinese State Food and Drug Administration for the importation and sale of our L.A.M. IPM Wound GelTM in the Peoples Republic of China. Commercial sales to our distributors commenced in the first quarter of 2005.

               During the first quarter of 2004 we signed a three year distribution agreement with China National Pharmaceutical Foreign Trade Corporation (“Sinopharm”). The agreement provides Sinopharm the exclusive distribution of our L.A.M. IPM Wound GelTM in China. The agreement will continue, without a specified term, on a non-exclusive basis upon the expiration of the initial term, unless terminated by one of the parties on thirty days written notice. The agreement can be terminated by either party immediately upon giving written notice in the event of the following defaults: any term or condition of the agreement is breached and such breach continues for a period of thirty days; we or Sinopharm cease to carry on business; if any lessor or creditor or government entity lawfully takes possession of Sinopharm’s business; or if Sinopharm, its directors, officers or shareholders engage in any activity contrary to any material law. We have not received any payments to date from Sinopharm and will only receive payments when sales are made to Sinopharm. There is no guarantee that any such sales will be made to Sinopharm. There are no revenue sharing arrangements, and there are no obligations or conditions that Sinopharm has to satisfy in order to maintain its exclusive distribution status with us.

               On November 12, 2003 we entered into an exclusive distribution agreement with Verus S.A. de C.V. ("Verus") to distribute our L.A.M. IPM Wound GelTM in several South American, Central American and Caribbean countries. The term of the agreement will commence when Verus receives marketing authorization for at least one of the countries and will continue for one year from such date. The agreement will continue, without a specified term, on a non-exclusive basis upon the expiration of the initial term, unless terminated by one of the parties on thirty days written notice. We have the right to terminate the agreement with Verus if marketing authorization is not received from at least one of the countries within six months from the date of signing the agreement. Verus has yet to receive such authorization, however we have not exercised our right to terminate the agreement. The agreement can be terminated by either party immediately upon giving written notice in the event of the following defaults: any term or condition of the agreement is breached and such breach continues for a period of thirty days; we or Verus cease to carry on business; if any lessor or creditor or government entity lawfully takes possession of Versus’ business, or if Verus, its directors, officers or shareholders engage in any activity contrary to any material law. We have not received any payments to date and will only receive payments when sales are made to Verus. There is no guarantee that any such sales will be made to Verus. There are no revenue sharing arrangements, and there are no obligations or conditions that Verus has to satisfy in order to maintain its exclusive distribution status with us.

               As our marketing plans are currently in the process of being developed, we have received minimal orders for our product to date from the above distributors and will only receive payments to the extent that sales are made to the distributors.

               We currently sell to various hospitals, wound healing centers, physicians, nurses and individuals through the internet. As of December 31, 2004 we do not believe that we had any exposure with respect to concentration of revenues.

               All of our other potential products are in various stages of development and testing, and we have not attempted to obtain FDA approval for any of these other products or attempted to market products that may not require approval. As a result, to date we have not generated any significant revenues from the sale of pharmaceutical products, and expect to incur losses until significant revenues are earned from the sale of L.A.M. IPM Wound GelTM or other products.

               In order to fully understand and appreciate the significance and effectiveness of our drug delivery technology it is important to understand how various drug-based formulations are applied to the skin and the ways that substances applied to the skin are absorbed by the skin and other structures of the body.

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

               In 1994, our scientists discovered that certain molecules called polymers possessed strong electrical charges which, when combined with other polymers of a specific electrical charge, are able to effectively penetrate the outer layers of the skin. In addition, these molecules are able to attach or surround other molecules such as therapeutic drug molecules and carry them within a matrix through the outer layers of the skin into the deeper structures below. Our scientists recognized that these discoveries would be of great significance in regard to the delivery of therapeutic agents. This phenomenon, which is the basis for the L.A.M. IPMTM delivery system, is covered by fifteen U.S. patents that we own. Specifically, the L.A.M. IPM Wound GelTM is protected by one or more of the following U.S. patents: 5,897,880; 6,120,804; 6,007,843; and 6,063,405 and the L.A.M. IPMTM – Personal Female Lubricant (Sexual Dysfunction) Matrix is protected by one or more of the following U.S. patents: 6,251,436; 6,514,536; 5,952,006; and 6,036,997. Although our products in development are not specifically protected by patents, they are protected through the basis of the product, the L.A.M. IPMTM delivery system, on which we have seven U.S. Patents. These patents expire between 2016 and 2018.

               Early research conducted by us in the 1990’s, as described below, indicates that the L.A.M. IPMTM technology is capable of combining in a matrix, in a novel manner, certain drugs that are well established and generally regarded by the public, the regulatory authorities and pharmaceutical industry as safe. When combined with an active drug ingredient, we believe that the L.A.M. IPMTM technology allows the delivery of greater amounts of drug to the target area than may otherwise be possible.

               Our products may be regulated in the United States by the FDA. Our first product, L.A.M. IPM Wound GelTM falls into the hydrogel and burn dressing group as defined by the FDA, and is therefore considered a Class I device (pursuant to FDA ruling of November 4, 1999). Class I devices are subject to “general controls”. This is the lowest level of FDA control of medical devices that focuses on basic factors such as quality regulation. In foreign countries our products may be regulated by regulatory authorities similar to the FDA, and each such foreign regulatory authority may impose its own regulations on us which can be different or more difficult and costly to comply with than FDA regulations.

               We believe that other products, which we are developing, will be classified as cosmetics or Class I or II medical devices. Products classified as cosmetics or OTC drugs may be marketed without FDA approval. New drugs that are not cosmetics and that are not considered an OTC drug must be approved by the FDA prior to marketing in the United States. Before human testing can begin with respect to a new drug in the United States, preclinical studies are conducted in laboratory animals to evaluate the potential efficacy and the safety of a product. Human clinical studies generally involve a three-phase process. The initial clinical evaluation, Phase I, consists of administering the product and testing for safe and tolerable dosage levels. Phase II trials continue the evaluation of safety and determine the appropriate dosage for the product, identify possible side effects and risks in a larger group of subjects, and provide preliminary indications of efficacy. Phase III trials consist of testing for actual clinical efficacy within an expanded group of patients at geographically dispersed test sites.

               We believe that our L.A.M. IPMTM technology, when used with prescription drugs, will be regulated as an unapproved new drug and will require approval by the FDA. Conversely, we believe that our IPM technology, when used with a cosmetic or an OTC drug, could be marketed without FDA approval.

               We have also performed evaluations of a limited number of IPM/drug formulations, including formulations incorporating diclofenac and dimenhydrinate. Diclofenac is a non-steroidal anti-inflammatory medicine used in this formulation to help relieve some symptoms of arthritis, such as inflammation, swelling, stiffness, and joint pain. We completed a study of 23 patients in 1997 to determine the efficacy of diclofenac 3% gel by topical application in treating painful musculoskeletal conditions, principally involving the relief of pain and muscle spasms. Placebos were not used in the study for the relief of pain and muscle spasms. The diclofenac gel was readily accepted by the patients with over two thirds of them reporting reduced pain and muscle stiffness. Dimenhydrinate is an anti-emetic and anti-motion drug to help relieve some systems of nausea, vomiting and vertigo. We completed an in-vitro study which compared our L.A.M. IPMTM technology combined dimenhydrinate with a patch of dimenhydrinate. The study concluded that dimenhydrinate with our IPM technology was 100% released within a period of 8 hours when compared to the release of only 78% in the patch form. We have not performed any studies on the safety and efficacy of this product. Our preferred course for these formulations is to negotiate licensing agreements and/or joint ventures with larger pharmaceutical companies, which have the financial resources to fund the research and/or clinical trials necessary to complete the development of our products.

               If the results of the clinical trials involving these formulations are promising, we may then be in a position to negotiate licenses, which would generate sufficient revenue so as to allow us to exploit the L.A.M. IPMTM technology using a variety of other drugs. It should be emphasized that a number of risks may be associated with this approach. While preliminary results of the preliminary clinical investigations on the diclofenac and dimenhydrinate formulations have been promising, there is no certainty that the efficacy of the IPM/drug formulations tested will be borne out in subsequent clinical trials. In addition, more clinical studies may be requested by a potential licensee before it is willing to enter into an agreement. Any further clinical studies, as defined by the FDA, will not be performed without partnering.

               Our objective is to raise sufficient capital to enable us to sustain ongoing research, marketing and administrative overhead as well as to enable us to undertake the work necessary to obtain FDA approval for its products, if required, and to license the products to third parties.

               We believe that the longer we are able to fund development and the clinical trials for our products and thereby establish their efficacy, the greater their value will be to a potential licensee given the reduced risk of failure. Consequently, we believe that the longer we retain sole ownership of the products the greater will be our bargaining position with prospective licensees and strategic alliance partners. Indeed, the industry places incrementally larger different values on drugs as they progress through the clinical trials required by the FDA.

               We plan to market our products in any country where a suitable market exists and which has approved our products for sale. We currently serve the healthcare market in the USA and are in the process of entering China and select South American markets.

               At the present time we are focusing our efforts on the following projects:

Wound Healing

               In mid-April 2002, our 510(k) Pre-Marketing Notification submission (K020325) to the FDA for L.A.M. IPM Wound GelTM was cleared. This clearance gives us the ability to market L.A.M. IPM Wound GelTM as a Class I OTC device, while also acting as a platform to enable us to market the product internationally.

               Diabetics often have poor circulation and are prone to the development of severe and hard to treat ulcers in the extremities, particularly in the area of the lower legs. L.A.M. IPM Wound GelTM is designed to deliver high concentrations of sodium hyaluronate to an ulcer bed, providing an optimal environment for wound healing. L.A.M. IPM Wound GelTM takes full advantage of the proprietary L.A.M. Ionic Polymer MatrixTM technology to saturate an ulcer bed with the L.A.M. IPMTM active ingredient, hyaluronic acid, a highly purified derivative of sodium hyaluronate, derived from avian sources.

               QST Consultations Ltd., an independent consulting firm based in Allendale, Michigan, reported very positive results of a study using L.A.M.’s IPM Wound GelTM in the treatment of hard to heal skin ulcers. Prior to the study the candidates had the ulcers ranging from 1 week to 156.5 weeks with the average duration of 25.53 weeks. By the end of the study, 47 of the 53 ulcers (89%) reported in the study, had healed within 25 weeks of applying L.A.M. IPM Wound GelTM. The mean time to healing was 12 weeks and the median time was 8.2 weeks. Studies were not performed on the healing time of ulcers that were not treated with our L.A.M. IPM Wound GelTM.

Sexual Dysfunction

Female Sexual Dysfunction Matrix

               L.A.M. IPMTM Personal Female Lubricant (Sexual Dysfunction) Matrix is a highly viscoelastic (lubricating) liquid incorporating proprietary L.A.M. IPMTM technology. The matrix provides enhanced lubrication while Vitamin B3 (Niacin), encapsulated in the technology, stimulates the tissues of the female genitalia. Vitamin B3 has long been associated with a process known as “flushing”, whereby the blood supply in the stimulated area is increased.

               The L.A.M. IPMTM – Personal Female Lubricant (Sexual Dysfunction) Matrix is designed primarily to address the problems of mature women who often experience post-menopausal problems that may inhibit their intimate relationships. Specifically, the matrix acts to either eliminate or at least substantially minimize post-menopausal symptoms including vaginal dryness, pain during intercourse and absence of feeling or sensation.

               L.A.M. IPMTM – Personal Female Lubricant (Sexual Dysfunction) Matrix is not classified as a drug. The product uses substances that have been approved by the regulatory authorities for many applications. Vitamin B3, for example, forms a part of B Complex taken orally as a daily supplement by millions of people worldwide.

Licensing of Sexual Dysfunction Products

                              In December 1997, we granted an exclusive worldwide license to Ixora Bio-Medical Co. ("Ixora") for the marketing, sale and distribution of certain of our transdermal drugs for the treatment of sexual dysfunction. We have received licensing payments of $500,000 and 2,025,000 common shares of Ixora, representing a 45% interest in Ixora. As a result of subsequent sales by Ixora of its common stock to other persons, we currently own 18% of Ixora’s common stock.

               Although we are obligated to protect and bear the cost of defending the corresponding patent right, Ixora is required to reimburse us or directly pay for all costs of clinical studies and related research required by the FDA or other government agencies as well as patent procurement and maintenance costs. We must obtain written consent on the reimbursement of costs in excess of $10,000 per quarter from Ixora. The agreement has a term of 99 years and the following termination provisions:

•	Ixora fails to pay any money due under the contract, but only in the event that the amount due remains outstanding 60 days after receipt of written notice from us that the amount is due, or
•	Either party becomes bankrupt or insolvent, or
•
Either party fails to observe, perform or keep any of the material covenants, provisions, stipulations, representations and conditions contained in the contract and that the breach has not been cured within 60 days after receipt by the defaulting party of notice of such breach

               Ixora is overseeing the manufacturing of the product, and will ensure that the matrix is manufactured in accordance with the FDA GMP (Good Manufacturing Practices) standards, and that the product is safe and performs to its specifications. We will receive the following royalties on sales by Ixora:

•	9% of all net sales of licensed products approved by the FDA and for which the patent rights have not expired.

•	6.5% of all net sales of all licensed products which did not require FDA approval and for which the patent rights have not expired.

•	4.5% of all net sales of all licensed products for which the patent rights have expired or have been held to be invalid.

               For purposes of the license agreement the term “net sales” means gross sales less advertising/promotion expenses not exceeding 8% of gross sales and sales taxes. The U.S. patents underlying the L.A.M. IPMTM – Personal Female Lubricant (Sexual Dysfunction) Matrix are as follows: 6,251,436; 6,514,536; 5,952,006; and 6,036,977. These patents will expire between March 2018 and September 2018.

               In May 2004 Ixora announced that it had commenced commercial sales of IxoraTM for Women, a clinically tested product that stimulates increased arousal, pleasure and sensation during sexual activity. Upon commercial sales, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year, $150,000 for the second year and $250,000 for the each year thereafter. Total royalty payments are not to exceed $1,250,000 per year. During 2004 we received royalty revenue payments of $56,250.

Extreme Dry Skin

               Our IPM matrix spreads easily over large areas of skin, making it ideal for use as a cosmetic in various applications to the skin. Cosmetics are a multi-billion dollar a year industry that do not require approval before marketing, although cosmetics must be safe, contain appropriate cosmetic ingredients and be labeled properly. Various uses for our product include controlling body odors, relief of dryness, and for moisturization. For example, the IPM matrix could be used as a lubricant, to replenish moisture and general skin conditioning, particularly because it is non-staining and non-irritating. When used with a fragrance, it could control odor. When combined with certain over-the-counter (OTC) drugs, our IPM-drug matrix could be marketed as a cosmetic.

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

               As a cosmeceutical, a combination of an OTC drug and a cosmetic product, the IPM matrix can be used for a variety of topical and other uses. These include use with certain antibiotic first aid products, antifungal drugs, dandruff, dermatitis and psoriasis control products, external analgesics, skin protectant-type products, such as for poison ivy and fever blisters and cold sores, first aid antiseptics, and anorectal products. Preliminary skin care trials have been successfully completed on approximately twenty patients in the Redding, California area by a cutaneous surgeon and dermatologist. The results of the preliminary evaluation suggest that we require additional development of the product in the cosmetic aspect, specifically the look, feel and aroma. As a result of lack of funding we have curtailed our expenditure on the product and feel that any further expenditure will commence only when we have partnered with another company. Since we are of the opinion that our skin care products will be classified as a cosmetic or an OTC drug, these skin care trials are being conducted without seeking FDA approval.

Veterinary Application

               In January 2004, we announced an application for the veterinary industry. This application, incorporating L.A.M. Ionic Polymer MatrixTM technology, has demonstrated high efficacy in the treatment of pyotraumatic dermatitis and other skin ailments commonly suffered by dogs based on limited internal testing, which was not performed at levels to be statically significant, and based on unsolicited consumer comments. Pyotraumatic dermatitis, more commonly known as “hot spots”, and other skin ailments are among the most common ailments that require dogs to be examined and treated by a veterinarian. Published data by the University of Pennsylvania in The Newsmagazine of the School of Veterinary Medicine, Spring/Summer 1999 suggests that nearly 32% of households in the United States own at least one dog, resulting in an estimated dog population of 53 million. New statistics published by the American Pet Product Manufacturer's Association also indicate that Americans spent approximately $32 billion on their pets in 2003. Although there are no statistics we are able to obtain on what Americans spend specifically on “hot spots”, we believe that there will be a market opportunity for our veterinary application. We are seeking an appropriate partner to conduct more extensive testing and to commence commercial marketing of this product.

Post-Surgical Matrix

               As a derivative of L.A.M. IPM Wound GelTM, we are also developing a wound healing matrix designed to be used on incisions following surgical procedures. One of the most common post-surgical complications is the development of scar tissue, in tissue sutured or stapled following surgery. Adhesions often form and result in a painful condition, which sometimes requires surgical treatment. The availability of a product which could reduce such complications will reduce the cost of post-operative care significantly. We believe our wound healing matrix has potential as an effective post-operative treatment for the prevention of adhesions and scar tissue following surgery.

               During 2001 and 2002 we performed studies which concluded that the IPM Wound GelTM can be produced as a sterile product. We are currently researching the possibility of manufacturing the product in sterile form with certain contract manufacturing companies. The product is a variation of our L.A.M. IPM Wound GelTM, however no studies have been performed regarding the product’s safety and efficacy. The cost of bringing this product to its current state has been minimal however we expect to incur costs associated with obtaining regulatory clearance prior to the introduction of these products to market. Such costs would include limited clinical trials/studies and consulting fees for a 510(k) application as a Class I medical device. Any application to the FDA will be submitted only when we have completed the clinical trials/studies for the product.

Burn Matrix

               The Burn Matrix is a sterile form of our IPM Wound GelTM. Testing was performed in 2001 and 2002 which concluded that the IPM Wound GelTM can be produced sterile. The product is a variation of our L.A.M. IPM Wound GelTM, however no studies have been performed regarding the product’s safety and efficacy. We anticipate that we will be applying for a Class I medical device through a 510(k) application. The cost of bringing this product to its current state has been minimal; however, we expect to incur costs for limited clinical trials/studies and costs associated with obtaining regulatory clearance prior to the introduction of these products to market. Any application to the FDA will be submitted only when we have completed the clinical trials/studies for the product.

Government Regulation

               Our drug and cosmetic products are regulated in the United States under the Federal Food, Drug and Cosmetic Act (FD&C Act), the Public Health Service Act, and the laws of certain states. The FDA exercises significant regulatory control over drugs manufactured and/or sold in the United States, including those that are unapproved.

               Federal laws, such as the FD&C Act, cover the testing, manufacture, distribution, marketing, labeling and advertising (for prescription drugs) of all new drugs. Drug registration and listing requirements also exist.

               We believe that the products currently being developed by us will be subject to Class I or Class II medical devices or cosmetic classification by the FDA.

               It is also possible that the L.A.M. IPMTM technology, when used with approved or unapproved prescription drugs or biologics, may be regulated as a combination unapproved new drug and medical device, in which case it would be subject both to medical device and new drug regulation. It is also possible that the use of the L.A.M. IPMTM technology with a monographed OTC drug could render the product an unapproved new drug, which would mean that the product is subject to new drug application approval requirements before marketing. We intend to seek out partners for any products which require new drug applications and will rely on our partners to pursue any regulatory application in regards to these products.

               Brief descriptions of the FDA classifications are as follows:

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

               A claim suggesting that a product affects the body in some “physiological” way usually renders the product a drug - even if the effect is temporary. A claim that the product penetrates and affects layers beneath the skin’s surface most likely would be viewed by the FDA as a drug claim. However, claims that a product affects appearance through a “physical” effect are generally considered cosmetic claims. The FDA’s rationale for this distinction is that a claim of a physiological effect is a claim that the product “affects” the structure or function of the body, which is one element of the statutory definition of a drug. A claim indicating that a product’s effects are on the surface of the skin can be a cosmetic claim.

               Although cosmetics may be marketed without FDA approval, in order to be marketed lawfully as a cosmetic, the product must be properly labeled and each ingredient and each finished cosmetic product must be adequately substantiated for safety prior to marketing.

               Products which are not cosmetics, and are marketed in the United States, must either comply with specified OTC drug regulations (monographs) or be specifically approved through the New Drug Application (NDA) or biologic licensure process.

Medical Devices

               The FDA may choose to regulate certain uses of the L.A.M. IPMTM technology as a medical device if it determines that the mechanism by which the L.A.M. IPMTM technology exerts its effects meets the definitional requirements of a medical device. A medical device is a product that, among other requirements, does not achieve its primary intended purposes through chemical action within or on the human body and is not dependent upon being metabolized for the achievement of its primary intended purposes.

               Medical device regulation is based on classification of the device into three classes, I, II, or III. The three classes are based on the degree of control necessary to assure the various types of devices are safe and effective. Device classification depends on the intended use of the device and also upon indications for use. In addition, classification is risk based, that is, the risk the device poses to the patient and/or the user is a major factor in the class it is assigned. Class I medical devices present minimal potential for harm to the user and are often simpler in design than Class II or Class III devices. 47% of medical devices fall under Class I category and 95% of these are exempt from the regulatory process. 43% of medical devices are Class II devices. Class III medical devices usually sustain or support life, are implanted, or present potential unreasonable risk of illness or injury. 10% of medical devices fall under Class III category.

               Section 510(k) of the Food, Drug and Cosmetic Act requires those device manufacturers who must register to notify FDA their intent to market a medical device. This is known as Premarket Notification (PMN) or 510(k). Under 510(k), before a manufacturer can market a medical device in the United States, they must demonstrate to FDA’s satisfaction that it is substantially equivalent (as safe and effective) to a device already on the market. If FDA rules the device is "substantially equivalent," the manufacturer can market the device. Only a small percentage of 510(k)s require clinical data to support a marketing clearance by the Food and Drug Administration (FDA).

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

               OTC monographs list active ingredients, their dosage levels, and uses (claims) for which OTC drug products are considered generally recognized as safe and effective for specific use and are not misbranded. If a particular level of an active ingredient and claim are allowed by a monograph, then a manufacturer may market a product containing that ingredient and bearing that claim without specific FDA approval, subject to compliance with other requirements of the monographs and FD&C Act, including labeling, drug registration and listing, and manufacturing obligations. With regard to labeling, the regulations require certain language for statement of identity, net contents, adequate directions for use, and name and address of the manufacturer, and their placement on the finished package, as well as additional warning statements when relevant to the product. All OTC manufacturers must register their establishments with the FDA and submit to the FDA a list of products made within five days after beginning operations, as well as submit a list of products in commercial distribution. The FDA must inspect all registered establishments at least every two years and OTC drug products must be manufactured in accordance with cGMP regulations. If the FDA finds a violation of cGMPs, it may enjoin a company’s operations, seize product, or criminally prosecute the manufacturer.

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

               After Phase I testing is completed, one or more Phase II trials are conducted in a limited number of patients to continue to test the product’s safety and also its efficacy, i.e. its ability to treat or prevent a specific disease. If the results appear to warrant further studies, the data are submitted to the applicable regulatory authority along with the protocol for a Phase III trial. Phase III trials consist of extensive studies in large populations designed to assess the safety of the product and the most desirable dosage in the treatment or prevention of a specific disease. The results of the clinical trials for a new drug are submitted to the FDA as part of a New Drug Application (NDA).

               Biological drugs are subject to Biologics License Applications (BLAs), not NDAs as are other drugs. Biological drugs are a subset of “drug products” distinguished by their manufacturing process (biological vs. chemical process). A biological drug is any virus, serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, or analogous product applicable to the prevention, treatment, or cure of diseases or injuries. They must be safe, pure and potent. Generic competition does not exist for biologics, as it does for other drugs. Biological drugs are generally subject to the same testing, manufacturing, distribution, marketing, labeling, advertising and other requirements for other drugs.

               To the extent all or a portion of the manufacturing process for a product is handled by an entity other than L.A.M., the manufacturing entity is subject to inspections by the FDA and by other federal, state and local agencies and must comply with FDA GMP requirements. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance.

               L.A.M. may undertake extensive and costly clinical testing to assess the safety and efficacy of our potential drug delivery systems. Failure to comply with FDA regulations applicable to such testing can result in delay, suspension or cancellation of testing, and refusal by the FDA to accept the results of the testing. In addition, the FDA may suspend clinical studies at any time if it concludes that the subjects or patients participating in trials are being exposed to unacceptable health risks. Further there can be no assurance that human clinical testing will show any of our drug delivery systems to be safe and effective or that data derived from any testing will be suitable for submission to the FDA.

               The processes required by European regulatory authorities before our systems can be marketed in Western Europe are similar to those in the United States. First, appropriate pre-clinical laboratory and animal tests must be done, followed by submission of a clinical trial exemption or similar documentation before human clinical studies can be initiated. Upon completion of adequate and well controlled clinical studies in humans that establish that the drug is safe and efficacious, regulatory approval of a Market Authorization Application must be obtained from the relevant regulatory authorities. As with the FDA review process, there are numerous risks associated with the Market Authorization Application review. Additional data may be requested by the regulatory agency reviewing the

Market Authorization Application to demonstrate the contribution of a product component to the clinical safety and efficacy of a product, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

               The process of biologic and new drug development and regulatory approval or licensure requires substantial resources and many years. There can be no assurance that regulatory approval will ever be obtained for other products being developed by us. Authorization for testing, approval for marketing of drugs, including biologics, by regulatory authorities of most foreign countries must also be obtained prior to initiation of clinical studies and marketing in those countries. The approval process varies from country to country and the time period required in each foreign country to obtain approval may be longer or shorter than that required for regulatory approval in the United States.

               There are no assurances that clinical trials conducted in foreign countries will be accepted by the FDA for approval in the United States. Product approval (or licensure in a foreign country) does not mean that the product will be approved or licensed by the FDA and there are no assurances that we will receive any approval or license by the FDA or any other governmental entity for the marketing of a drug product. Likewise, product approval by the FDA does not mean that the product will be approved or licensed by any foreign country.

Product Status

               We completed the development of our IPM Wound GelTM and obtained clearance (number K020325) from the FDA on April 15, 2002 to market the product. We began limited commercial sales of this product in August 2002.

               All of our other products are in various stages of development and testing and the commercial sale of any of these products may not occur until the end of 2005 at the earliest. As a result, we expect to incur additional losses for the foreseeable future. Our estimate of the costs associated with future research and clinical studies may be substantially lower than the actual costs of these activities. If our cost estimates are incorrect, we will need additional funding for our research efforts. Please see our risk factors that discusses our ability to pay the costs of completing our research and development, which can be found at page 14 of this report. There can be no assurance that our products will prove to have any therapeutic or other value.

               The following is a summary of the status of the products that are being developed by us:

		Projected Cost	Projected Date
	Anticipated FDA	Needed to Complete	of Completion
Product Name	Classification	Studies/Trials	of Studies/Trials

Post Surgical Matrix (1)	Medical Device – Class I or II	$750,000	(3)
Burn Matrix (1)	Medical Device – Class I or II	$750,000	(3)
Female Sexual Dysfunction (2)	Cosmetic/OTC Drug	N/A	Completed
Extreme Dry Skin	Cosmetic/OTC Drug	$1,500,000	(3)

(1)	These are sterile forms of the IPM Wound GelTM and expect to commence marketing of the product by the end of 2005.

(2)
We have licensed this product to Ixora Bio-Medical Co. (Ixora). Pursuant to the terms of the Licensing Agreement, Ixora is responsible for all the costs required to obtain any required regulatory approvals of this product.

(3)
The research and development of these products have been delayed until sufficient funds are received through an equity or debt financing or we have achieved a level of sales that provide us sufficient cash flow to perform our studies/trials.

               In order for us to commence commercial sales of any of the products listed above we will need to hire a sales force or enter into a distribution agreement with a third party.

               The products listed above are variations of our existing product and as a result we believe that the anticipated FDA classification of the products listed above is correct, however the final decision on FDA classification is determined by the FDA. FDA applications have not been made for any of our products in development.

Research and Development

               As part of our ongoing research and development program, we intend to develop and commercialize as many products as possible based on our L.A.M. IPMTM technology. Our long-range goal is to exploit other uses of its matrix drug delivery system to improve the therapeutic effects of various drugs.

               During the years ended December 31, 2003 and 2004 we spent approximately $242,000 and $203,000, respectively on research and development. L.A.M.’s research and development expenditures do not include research and development expenses relating to L.A.M.’s Sexual Dysfunction Drug, which were paid by Ixora.

Manufacturers and Suppliers

               We have contracted DPT Laboratories (DPT) in San Antonio, Texas to produce the initial commercial quantity batches of L.A.M. IPM Wound GelTM. Although we have contracted DPT for the manufacturing of our initial product batch there are a number of other manufacturing companies that provide the same services. We have purchased our supplies of raw materials from a number of independent companies and do not believe that we are dependent on any of these vendors.

Competition

               The pharmaceutical industry is highly competitive. We compete primarily in the over-the-counter wound-care market. We believe that competition for product sales is based primarily on brand awareness, price, availability and product efficacy. Our products may be subject to competition from alternate therapies during the patent protection period, if applicable, and thereafter from generic equivalents.

               Many of our competitors are large, well-established companies in the pharmaceutical, chemical, cosmetic and health care fields and may have greater resources than we do to devote to manufacturing, marketing, sales, research and development and acquisitions. Our competitors include Bristol-Myers Squibb, Johnson & Johnson, Smith & Nephew and many others.

Patents and Trademarks

               As of March 22, 2005, we owned fifteen U.S. patents, nine foreign patents, five U.S. patent applications and numerous international patent applications designating over 100 foreign countries with claims relating to our sustained release delivery matrix system, systems containing drug preparations, uses of the systems for various treatment therapies and addiction therapeutic program. Our patents will expire between 2015 and 2018.

Employees

               As of March 22, 2005 we had five full time and one part time employee. One of our employees was engaged in research and development, 2 were engaged in sales and marketing and 3 were engaged in general and administration. In addition, we utilize the services of outside consultants, on an as-needed basis, in our research and development and sales and marketing departments.

Offices and Facilities

               In the fourth quarter of 2003, we consolidated our research, pilot production and head office activities to 736 Center Street, Lewiston, New York. This facility is leased on a month to month basis at a rate of $400 per month.

               In January 2004 we established an office at Unit A No. 48, Xihai Nanyan, Xicheng District, Beijing, China. The facility is provided to us at no monthly cost as part of our agreement with Sinopharm.

               We continue to maintain a business office at 800 Sheppard Avenue West, Commercial Unit 1, Toronto, Ontario, Canada. We have currently leased this space at $3,750 per month, and we are currently looking at various leasing opportunities.

Risk Factors

               There are many risks that may affect your investment in our common stock, including those described below. You should carefully consider these risk factors together with all of the other information. If any of these risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected, and you may lose all or part of your investment.

               We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. We could also be adversely affected by other factors besides those listed here.

Although we received clearance for L.A.M. IPM Wound GelTM in April 2002, there is no guarantee that we will receive regulatory approval for our future products.

               If we combine our Ionic Polymer Matrix with a drug or therapeutic agent that results in a product that is subject to regulatory approval, the pre-clinical and clinical testing, manufacturing, and marketing of this product could be subject to extensive regulation by numerous governmental authorities in the United States and in other countries, including, but not limited to, the FDA. Among other requirements, FDA approval, including a review of the manufacturing processes and facilities used to produce such products, is required before these products may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country.

               With the exception of L.A.M. IPM Wound GelTM, our other products have not been cleared by the FDA or any foreign authority. We do not expect to be profitable until significant revenues are generated from sales of L.A.M. IPM Wound GelTM, or unless and until our products now under development receive any required FDA or foreign regulatory clearance and are commercialized successfully. In order to obtain FDA clearance of a product, L.A.M. must demonstrate to the satisfaction of the FDA that the product is safe and effective for its intended uses and that we are capable of manufacturing the product with procedures that conform to the FDA’s regulations, which must be followed at all times. The process of obtaining FDA clearance can be costly, time consuming, and subject to unanticipated delay. There can be no assurance that any future clearances will be granted to us on a timely basis, or at all.

               In addition to delays in review and approval of pre-clinical and clinical testing, delays or rejection may also be encountered based upon changes in applicable law or regulatory policy during the period of product development and FDA and foreign regulatory review. Any failure to obtain, or any delay in obtaining FDA or foreign approvals would adversely affect our ability to market our future products. Moreover, even if FDA or foreign approval is granted, any approval may include significant limitations on indicated uses for which a product could be marketed.

Failure to obtain regulatory approvals for our products will prevent us from marketing them and may significantly and adversely affect our future financial performance.

               Both before and after approval is obtained, a product and its manufacturer are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter (including after approval), may result in adverse consequences, including the FDA’s or foreign regulator’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer. In addition, later discovery of previously unknown problems relating to a marketed product may result in restrictions on such product or manufacturer including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

If sales of L.A.M. IPM Wound GelTM do not meet expectations, or cost estimates for clinical trials and research of our other products are inaccurate, we will require additional funding.

               Our estimates of the future sales of L.A.M. IPM Wound GelTM may be substantially higher than the actual revenues from this product, and estimates of the costs associated with future clinical trials and research of our other products in development may each be substantially lower than the actual costs of these activities. If our revenue or cost estimates are incorrect, we will need additional funding for our research efforts. Future sales will be dependent, in part, on our ability to attract additional distribution partners and on the performance of our current distribution partners. Due to the lack of significant data on the potential markets of our L.A.M. IPM Wound GelTM, we cannot estimate our future sales at the present time. We anticipate that research and development costs for our products currently in development will be two to four million dollars. However, we are delaying our expenditures on research and development until sufficient funds are received through an equity or debt financing, or until we have achieved a level of sales that provide us sufficient cash flow to perform our studies/trials. Based on our current cash position, estimated expenditures and the use of cash for the next six months, we anticipate that we will need new funding within the next two months assuming that revenues do not increase. If revenues increase due to distribution agreements currently in place or any new agreements entered into, our need for additional funds may be delayed. However, there is no assurance that revenue will increase.

               As at December 31, 2004 we had approximately $66,000 in cash and as a result have reduced our planned expenditures associated with our research and development to only essential expenditures in order to conserve our current cash position. Accordingly, the timing of completion of products may be delayed or postponed indefinitely.

If we cannot obtain additional capital, we may have to continue our delay of development and research expenditures, which may influence our ability to produce future products.

               Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly. The different steps necessary to obtain regulatory approval, especially that of the FDA, involve significant costs. Accordingly, we will need additional capital in order to fund the costs of future clinical trials, related research, and general and administrative expenses. We are delaying development and research expenditures because we have been unable to secure adequate sources of funds. These delays in development, if continuing, will have an adverse effect on our ability to develop future products. There can be no assurance that we will be able to obtain the funding or that the cost of such funding will not result in significant dilution to our existing security holders.

               At present, we are delaying our research and development expenditures in order to conserve our cash, and pending the development of sales of our L.A.M. IPM Wound GelTM by suspending virtually all activities in our research and development. Accordingly, all our projects have been delayed. If either additional capital cannot be raised, or sales of our LAM IPM Wound Gel do not increase substantially, we do not expect to continue the development of products which will have substantial costs associated with taking the product to market. However development of products with estimated minimal costs will be pursued.

There can be no assurance that we will achieve or maintain a competitive position or that other technological developments will not cause our proprietary technologies to become uneconomical or obsolete.

               The biomedical field in which we are involved is undergoing rapid and significant technological change. The successful development of therapeutic agents and products will depend on our ability to be in the technological forefront of this field. There can be no assurance that we will achieve or maintain a competitive position or that other technological developments will not cause our proprietary technologies to become uneconomical or obsolete.

               We compete primarily in the over-the-counter wound-care market. We believe that competition for product sales is based primarily on brand awareness, price, availability and product efficacy. Our products may be subject to competition from alternate therapies during the patent protection period, if applicable, and thereafter from generic equivalents.

               Many of our competitors are large, well-established companies in the pharmaceutical, chemical, cosmetic and health care fields and may have greater resources than us to devote to manufacturing, marketing, sales, research and development and acquisitions. Our competitors include Bristol-Myers Squibb, Johnson & Johnson and Smith & Nephew.

We have limited experience in the sale, marketing and distribution of our products, and we may not be able to successfully commercialize L.A.M. IPM Wound GelTM or other products.

               Except for our IPM Wound GelTM, we have not previously sold, marketed or distributed any of our products. As our products in development progress toward ultimate commercialization, we will need to develop our sales and marketing abilities with respect to those products. In 2002, we began to promote our L.A.M. IPM Wound GelTM in the wound care market in the United States through the hiring of a small national sales force and related support staff. The lack of results from the sales team resulted in the termination of the contract. We have subsequently signed a few individual sales representatives and continue to search for a sales organization or pharmaceutical company to partner with to promote our products. Sales from our IPM Wound GelTM amounted to $106,000 and $61,000 in 2003 and 2004, respectively. We may be unable to successfully hire and retain key sales and marketing personnel that we need to effectively manage and carry out the commercialization of the L.A.M. IPM Wound GelTM and our other products. Even if we manage to hire and retain necessary personnel, we may be unable to implement our sales, marketing and distribution strategies effectively or profitably.

We are dependent on acceptance of our L.A.M. IPM Wound GelTM by the medical profession and cannot assure you that such acceptance will occur.

               Although our L.A.M. IPM Wound GelTM is an over-the-counter product, we recommend that our product be used under the supervision of a healthcare professional for wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanically or surgically debrided wounds. Accordingly, we are dependent on acceptance of our L.A.M. IPM Wound GelTM by the medical profession. We cannot assure you that our L.A.M. IPM Wound GelTM will gain any significant degree of acceptance from the medical profession, or that users will accept our product as preferable to alternative products or methods of treatment. Acceptance of our products by the medical profession depends upon our ability to demonstrate the advantages of our product. If acceptance of our product by the medical profession is not received, our operations may be negatively impacted.

Our growth strategy includes possible acquisitions. We have had no significant experience in executing and implementing acquisitions. Accordingly, the risks associated with acquisitions could have a material adverse impact on our operating results and stock price.

               On occasion we evaluate business opportunities that appear to fit within our overall business strategy. We could decide to pursue one or more of these opportunities by acquisition. Acquisitions involve many risks, including:

•	the difficulty of integrating acquired technologies, operations and personnel with our existing operations;
•	the difficulty of developing and marketing new products and services;
•	the diversion of our management's attention as a result of evaluating, negotiating and integrating acquisitions
•	our exposure to unforeseen liabilities of acquired companies; and
•	the loss of key employees of an acquired operation.

               If we are successful in pursing acquisitions, we may need to borrow money or incur other liabilities to finance our acquisition activity. We may also be required to issue additional shares of stock which would result in dilution to our shareholders. If we are not successful in pursing acquisitions, we will continue to be dependent on the development of sales of our L.A.M. IPM Wound GelTM and, as funding becomes available, the development of additional products.

You may make an inappropriate investment decision if you rely on statements made in the press.

               We have received, and may continue to receive, media coverage relating to statements made by our executive officers and employees, including our CEO Joseph Slechta. You may make an inadvisable investment decision if you base your decision solely on the media coverage. In particular, certain statements made by Mr. Slechta: (i) in a press release dated December 3, 2003, announcing a distribution agreement with Mexico City based Verus S.A. de C.V. to become the exclusive distributor of the L.A.M. IPM Wound GelTM in certain countries in Latin America; (ii) in a press release dated March 31, 2004, announcing an agreement with China National Pharmaceutical Foreign Trade Corporation (Sinopharm), a sales arm of China National Pharmaceutical Group (Sinopharm Group), for the distribution of L.A.M. IPM Wound Gel throughout China; and (iii) in an April 2004 interview with the Wall Street Reporter, where Mr. Slectha discussed our plans to introduce two new products i.e., our Post-Surgical Matrix and Burn Matrix, over the course of 2004 should be read in conjunction with this report. These statements relate to, among other things, our expectations relating to the introduction of new products to the market and our expectations for increased sales and improved operating results. Potential investors should not rely on these statements made by Mr. Slechta. The information set forth in this report and in any document that is incorporated by reference into this report should be viewed as modifying and superceding any information or statements made in the press, specifically including each of the foregoing examples.

Our patents might not protect our technology from competitors.

               Certain aspects of our technology are covered by U.S. and foreign patents. The L.A.M. IPMTM delivery system which is the basis for all our products in development is protected by seven U.S. patents and nine foreign patents. In addition our L.A.M. IPM Wound GelTM is protected by one or more of the following patents: 5,897,880; 6,120,804; 6,007,843; 6,063,405 and the L.A.M. IPMTM – Personal Female Lubricant (Sexual Dysfunction) Matrix is protected by one or more of the following patents: 6,251,436; 6,514,536; 5,952,006 and 6,036,977. The expiration dates of these patents range from 2016 to 2018. Although our products in development are not specifically protected by patents, they are protected through the basis of the product, the L.A.M. IPMTM delivery system, on which we have seven U.S. patents. We also have a number of patent applications pending relating to our L.A.M. IPMTM delivery system, our L.A.M. IPMTM – Personal Female Lubricant (Sexual Dysfunction) Matrix and our anti-emetic and anti-Motion sustained drug delivery system. There is no assurance that the applications still pending or which may be filed in the future will result in the issuance of any patents. Furthermore, there is no assurance as to the breadth and degree of protection any issued patents might afford us. Disputes may arise between us and others as to the scope, validity and ownership rights of these or other patents. Any defense of the patents could prove costly and time consuming, and there can be no assurance that we will be in a position, or will deem it advisable, to carry on such a defense. Other private and public concerns may have filed applications for, or may have been issued, patents and are expected to obtain additional patents and other proprietary rights to technology potentially useful or necessary to us. The scope and validity of such patents, if any, are presently unknown. Also, as far as we rely upon unpatented proprietary technology, there is no assurance that others may not acquire or independently develop the same or similar technology.

               Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we may be required to license in order to research, develop or commercialize at least some of our product candidates. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology.

We have a history of losses and may never be profitable.

               We have never earned a profit. For the fiscal periods ended December 31, 2004 and 2003 we incurred losses of approximately $(4,000,000) and $(2,700,000) respectively. As of December 31, 2004 our accumulated deficit was approximately $(33,100,000). We expect to incur additional losses during the foreseeable future. No assurance can be given that the commercialization of our L.A.M. IPM Wound GelTM will be successful, or that our other product development efforts will be completed, that regulatory approvals will be obtained, that they will be manufactured and marketed successfully, or that we will ever earn a profit. Sales from our IPM Wound GelTM amounted to $106,000 and $61,000 in 2003 and 2004, respectively.

We may sell shares of our common stock in the future and these sales may dilute the interests of our other security holders and depress the price of our common stock.

               As of March 22, 2005, we had 80,977,389 outstanding shares of common stock. Our current number of shares of common stock outstanding does not include shares of our common stock issuable upon the exercise of certain options and warrants, which would allow the holders thereof to purchase an additional 26,231,957 shares of our common stock. On March 9, 2004 we obtained shareholder approval to increase our authorized number of common stock to 150,000,000 of which 69,122,161 are currently unissued.

               The issuance or even the potential issuance of shares upon the exercise of warrants or options, or upon the conversion of promissory notes, or in connection with any other financing will have a dilutive impact on our other security holders and could have a negative effect on the market price of our common stock.

               As we issue shares of our common stock as a result of the exercise of options or warrants, the price of our common stock may decrease due to the additional shares in the market. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

Our stock is a penny stock and at present there is only a limited market for our common stock and there is no assurance that this market will continue.

               Our common stock is traded on the OTC Bulletin Board. Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares. As of March 22, 2005, the daily trading volume for our common stock was 151,000 shares on such date and the number of holders of our common stock was approximately 166.

 In the past, we have had difficulty recruiting and retaining sales and marketing personnel and this could affect our ability to sell our products.

               We currently have five full time employees and one part time employee. We do not have employment agreements or key-life insurance policies with or for any of these employees. Due to our limited number of employees, our ability to sell our products is substantially dependent on the performance of our officers and directors and on third parties that we may engage to perform such services. The loss of the services of any of our officers or directors could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to engage highly qualified sales and marketing personnel. Competition for personnel is intense and there can be no assurance that we will be able to attract and retain additional highly qualified sales and marketing personnel in the future. Our inability to attract and retain the necessary sales and marketing personnel could have a material adverse effect upon our business, future prospects, financial condition or results of operations.

Available Information

               We routinely files reports and other information with the SEC, including Forms 8-K, 10-KSB and 10-QSB. The public may read and copy any materials L.A.M. files with the SEC at the SEC’s Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

               L.A.M. makes its financial statements available as soon as reasonably practicable after they are filed with the SEC on our Internet site at http://www.lampharm.com. Paper copies of the Company’s annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-KSB, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge upon request, by writing to L.A.M. at 800 Sheppard Avenue, West, Toronto, Ontario Canada M3H 6B4.

ITEM 2.        Description of Properties

               See “Offices and Facilities” under Item 1 “Business”, filed as part of this report.

               We have no current plans to invest in real property.

ITEM 3.        Legal Proceedings

               There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.        Submission of Matters to a Vote of Security Holders

               A special meeting of the stockholders was held on March 9, 2004 for the purpose of amending L.A.M.’s Certificate of Incorporation to increase the authorized number of shares of common stock to a total of 150,000,000 shares of common stock.

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

PART II

ITEM 5.        Market for L.A.M.’s Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities.

               As of March 22, 2005, there were approximately 166 record owners of L.A.M.'s common stock. Our common stock is traded in the over-the-counter market under the symbol “LAMP.OB”. Set forth below are the range of high and low bid quotations for the periods indicated as reported by Pinksheets LLC. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

3/31/02	$0.99	$0.46
6/30/02	$2.50	$0.69
9/30/02	$0.88	$0.45
12/31/02	$0.54	$0.27

3/31/03	$0.34	$0.19
6/30/03	$0.25	$0.08
9/30/03	$0.27	$0.13
12/31/03	$0.23	$0.11

3/31/04	$0.60	$0.16
6/30/04	$0.43	$0.22
9/30/04	$0.26	$0.14
12/31/04	$0.23	$0.11

               Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends and we do not have any current plans to pay any dividends.

Shares Authorized for Issuance Under Equity Compensation Plans

               We have an incentive stock option plan, a non-qualified stock option plan and a stock bonus plan. In some cases these three plans are collectively referred to as the "plans".

               The following table shows the weighted average exercise price of the outstanding options granted pursuant to the our incentive and non-qualified stock option plans as of December 31, 2004 and certain information as of March 22, 2005 concerning the stock options and stock bonuses granted by us.

	Number of			Number of Securities
	Securities to			Remaining Available for
	be Issued		Weighted-	Future Issuance Under
	Upon		Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding	Securities	Outstanding	Securities Reflected in
	Options	Issued as	Options	Column [a])
Name of Plan (1)	[a]	Stock Bonus	[b]	[c]
Equity Compensation Plans	–	–	–	–
Approved by Security Holders
Equity Compensation Plans Not	11,727,000	27,968,732	$0.52	5,729,268
Approved by Security Holders
Total	11,727,000	27,968,732		5,729,268

(1) Description of the equity compensation plans are as follows:

               Incentive Stock Option Plan.

               The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 1,000,000 shares of our common stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. The Incentive Stock Option Plan became effective on March 15, 2000 and will remain in effect until March 15, 2010 unless terminated earlier by action of the Board. Only officers, directors and key employees of L.A.M. may be granted options pursuant to the Incentive Stock Option Plan.

               In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

               1.            Options granted pursuant to the Plan must be exercised no later than:

(a)                The expiration of thirty (30) days after the date on which an option holder's employment by us is terminated.

(b)                The expiration of one year after the date on which an option holder's employment by us is terminated, if such termination is due to the Employee's disability or death.

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

               4.            Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of our common stock may not be exercisable by its terms after five years from the date of grant.

               5.            The purchase price per share of common stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the common stock on the date of the grant of the option

(or 110% of the fair market value in the case of a person owning our stock which represents more than 10% of the total combined voting power of all classes of stock).

               Non-Qualified Stock Option Plan.

               The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 15,000,000 shares of our common stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Non-Qualified Stock Option Plan became effective on March 15, 2000 and will remain in effect until March 15, 2010 unless terminated earlier by the Board of Directors. Our employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of L.A.M.'s common stock on the date the option is granted.

               Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

               Stock Bonus Plan.

               Up to 32,000,000 shares of common stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, our employees, directors, officers, consultants and advisors are eligible to receive a grant of our shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

               Other Information Regarding the Plans.

               The Plans are administered by our Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

               In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of L.A.M. or the period of time a non-employee must provide services to L.A.M. At the time an employee ceases working for L.A.M. (or at the time a non-employee ceases to perform services for L.A.M.), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board of Directors, payment for the shares of common stock underlying options may be paid through the delivery of shares of our common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

               Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

               Our Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of common stock which may be issued pursuant to the Plans except in the case of a reclassification of our capital stock or a consolidation or merger of

L.A.M.; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

               The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

Sales of Unregistered Securities

               In November 2002, we sold 258,621 shares of our common stock, plus warrants to purchase an additional 258,621 shares of common stock for proceeds of $193,966 through a private placement pursuant to Regulation D, promulgated under the Securities Act of 1933, as amended (the “Securities Act”). On February 14, 2003 we registered the common shares issued as a result of the private placement with the United States Securities and Exchange Commission (Commission File No, 333-103212).

               In November 2002, we sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors for $700,000. As of December 31, 2003 all of the notes had been converted into 3,168,707 shares of our common stock. In addition, by March 24, 2004, all of the series A and B warrants had been exercised. On December 6, 2002 we registered the common shares issuable as a result of the conversion with the United States Securities and Exchange Commission (Commission File No. 333-101676).

               Our agreement with the noteholders and the warrant holders requires us to register 150% of the number of shares that we would be required to issue if all of the notes were converted and all of the Series A warrants were exercised so that additional shares will be available for sale if L.A.M. sells any additional shares of common stock, or any securities convertible into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the Series A warrants.

               See "Note H - Convertible Notes" in Notes to the Financial Statements for information concerning the convertible notes and the Series A, B, C and D warrants.

               Between July 1, 2003 and October 14, 2003 we sold units of our common stock consisting of 1,000 shares of common stock, plus 750 warrants through a private placement pursuant to Regulation D, promulgated under the Securities Act.. Through this private placement we sold 7,341,828 shares of our common stock, plus warrants for the purchase of an additional 5,247,750 shares for proceeds and debt reduction totaling $958,000. A total of 4,974,828 shares, plus warrants for the purchase of 3,472,500 shares were sold to forty investors for $673,960 in cash. An additional 2,367,000 shares, plus warrants for the purchase of 1,775,250 shares, were sold to five persons in payment of $284,040 owed by L.A.M. to these persons. On October 22, 2003 we registered the common shares issued as a result of this private placement with the United States Securities and Exchange Commission (Commission File No. 333-109868).

               Between December 2003 and March 2004 we sold units of our common stock consisting of 1,000 shares of common stock, plus 750 warrants through a private placement pursuant to Regulation D, promulgated under the Securities Act. Through this private placement we sold 5,512,000 shares of our common stock, plus warrants for the purchase of an additional 4,134,000 shares to thirty-three investors for proceeds totaling $1,229,760. On May 4, 2004 we registered the common shares issued as a result of this private placement with the United States Securities and Exchange Commission (Commission File No. 333-115126). See Note J - Common Stock in Notes to Financial Statements for information concerning L.A.M.’s common stock.

               Between June 1, 2004 and March 21, 2005 we sold units of our common stock consisting of 1,000 shares of common stock, plus 750 warrants through a private placement pursuant to Regulation D, promulgated under the Securities Act. Through this private placement we sold 2,628,676 shares of our common stock, plus warrants for the purchase of an additional 1,971,506 shares to twenty-five investors for proceeds totaling approximately $348,000. We intend to register the common shares issued as a result of this private placement with the United States Securities and Exchange Commission.

ITEM 6.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

               The following sets forth certain financial data with respect to L.A.M. and is qualified in its entirety by reference to the more detailed financial statements and notes included elsewhere in this report. The following contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward looking statements by terminology such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from anticipated results include risks associated with the development of products and L.A.M.’s need for working capital.

Overview

               We are the owner of a proprietary wound healing and transdermal drug delivery technology that involves the use of an original L.A.M. Ionic Polymer MatrixTM technology that we developed for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents. Our corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using our patented L.A.M. Ionic Polymer MatrixTM technology. We intend to seek out corporate alliances and co-marketing partnerships where other drugs and topical products can be enhanced by our L.A.M. IPMTM technology. We intend to acquire complementary products, technologies or companies by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall objective.

               We received clearance of our L.A.M. IPM Wound GelTM 510(k) pre-market notification from the FDA in April 2002 and commenced limited commercial sales in August of 2002. Since August 2002, we have continued efforts to develop commercial sales in the United States market. In addition, we have pursued a strategy of seeking regulatory approval to sell our L.A.M. IPM Wound GelTM in additional markets outside of the United States.

               In March 2004, we received regulatory approval to import and sell our L.A.M. IPM Wound GelTM in China. We also entered into an agreement with a distributor in the Chinese market. Subsequent to the agreement entered into in November 2003 with a distributor in the Latin America market, application for our regulatory approval to market our product in a number of Latin American countries have been filed by our distributor and approvals are expected in the near future. By entering into agreements with companies in Latin America and China, we believe that our sales will increase based on information provided by our distribution partners on the potential size of the markets available. As our marketing and distribution approach is still evolving and we do not have an established sales history, we cannot provide firm forecasts on the effect these markets will have on future sales.

               In May 2004, Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of IxoraTM for Women, a product that stimulates increased arousal, pleasure and sensation during sexual activity. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year.

               In January 2004, we announced the veterinary application of our L.A.M. IPM Wound gelTM targeting Pyotraumatic dermatitis, commonly known as hot spots suffered by dogs. We are currently seeking licensing or partnership opportunity with companies already well established in the veterinary field and presently do not intend on marketing this application under our own brand.

               Our revenue in 2004 increased to $173,000 compared to $106,000 in the prior year and operating expenses increased from $1,882,000 in 2003 to $3,514,000 in 2004. Net loss for the year rose to $3,980,000 in 2004 compared to $2,718,000 in 2003.

Selected Financial Data

               The following selected financial data set forth below for each of the years ended December 31, 2004 and 2003 have been derived from our audited financial statements. You should read this table in conjunction with our audited financial statements and related notes, and our unaudited interim financial statements and related notes.

Income Statement Data

	For the Years Ended
	December 31,	December 31,	Percentage
	2004	2003	Change
Revenue	$173,000	$106,000	64%)
Operating Expenses
Cost of Goods Sold	15,000	34,000	(55%)
General and Administration	1,217,000	948,000	28%
Marketing and Business Development	2,079,000	658,000	216%
Research and Development	203,000	242,000	(16%)
Total Operating Expenses	$3,514,000	$1,882,000
Financial Accounting Expenses	79,000	350,000	(77%)
Lawsuit Settlement	560,000	—	100%
Arbitration Settlement	—	592,000	(100%)
Net Loss	$(3,980,000)	$(2,718,000)

Balance Sheet Data:

	As at
	December 31, 2004	December 31, 2003
Current Assets	$ 587,286	$ 590,295
Total Assets	1,295,502	1,281,858
Current Liabilities	995,775	1,027,561
Total Liabilities	1,165,180	1,384,466
Working Capital (Deficiency)	(408,489)	(437,266)
Stockholders' Equity (Deficit)	130,322	(102,608)

Results of Operations

Year Ended December 31, 2004 compared with Year Ended December 31, 2003

Revenues

               Revenues during the year ended December 31, 2004, amounted to $173,000, an increase of 64% over sales in 2003 of $106,000. The increase resulted from royalty payments received from Ixora Bio-Medical Co. (“Ixora”). In May 2004 Ixora announced that it had commenced commercial sales of IxoraTM for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year. During the year ended December 31, 2004 we received royalty payments of $56,250 and have taken into income a portion of deferred licensing revenue equal to the royalty payments received.

               Although sales of our IPM Wound GelTM during 2004 decreased by $45,000 to $61,000 from sales in the same period last year, we believe that the concentration of our efforts in signing distribution agreements in China and Latin America will lead to increased sales as these markets become established.

Cost of Goods Sold

               Cost of Goods Sold for 2004 was $15,000, representing an decrease of $19,000, or approximately 55%, from $34,000 in 2003. The gross profit percentage for 2004 was 75%, compared to 68% in 2003. The increase in the gross profit percentage resulted from special pricing offered to our customers on the L.A.M. IPM Wound GelTM during part of 2003 which did not occur in 2004.

General and Administrative Expenses

               General and administrative expenses for the year ended December 31, 2004 increased 28% to $1,217,000 from $948,000 for the year ended December 31, 2003. The increase is primarily related to investor relations expenses that did we did not incur in the prior year and cash expenses and share issuances related to our private placements and an increase in officers’ salaries as a result of a bonus related to regulatory approval in China. The increase was offset by the reduction in legal and auditing expenditures due to decreased business activity in these areas and employee salaries and benefits due to a decrease in headcount in 2003.

               The primary components of general and administrative expenses for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

Officers’ salaries (1)	$ 64,000	$ 34,562
Employee salaries and benefits	89,171	107,686
Investor Relations	255,647	45,893
Commissions and other costs in
connection with financings	31,807	51,438
Legal and Auditing (including SEC filings)	213,634	219,897
Insurance	53,099	48,557
Occupancy Costs	56,998	52,907
Shares issued to consultants	358,891	283,921
Other Expenses	93,941	102,769
Total	$1,217,188	$947,630

               (1) Officers salaries are allocated among general and administrative, marketing and business development and research and development.

Marketing and Business Development Expense

               Marketing and business development expense for the year ended December 31, 2004 increased 216% to $2,079,000 from $658,000 for the year ended December 31, 2003. The increase included non-cash charges of $1,494,000 for the issuance of shares and options to consultants for services rendered regarding potential acquisitions and partnership opportunities.

Research and Development Expense

               Research and development expenses for the year ended December 31, 2004 decreased 16% to $203,000 from $242,000 for the year ended December 31, 2003. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. Costs incurred during the quarter represent fixed costs of running our R&D department. As our products obtain acceptance we will increase our research and development expenditures and accelerate the development of additional products.

Share and Option Grants

               We are required to recognize non-cash expenses which represent the deemed fair value of grants of stock options and of stock for services, calculated in accordance with US generally accepted accounting principles. These deemed non-cash costs, which are accounted for by correspondingly increasing our paid in capital, increased to $1,870,000 for the year ended December 31, 2004 from $705,000 for the year ended December 31, 2003. The non-cash expenses in 2004 included costs attributed to options and shares granted to consultants and directors for services rendered regarding potential acquisitions and partnership opportunities.

Warrants Issued

               The expense of $269,000 for the year ended December 31, 2003 represents the fair value of the warrants issued to subscribers of our common stock during 2003.

Lawsuit Settlement

               In March 2004, Tony Papa, a consultant who had formerly provided services to us, filed a lawsuit with the District Court of Montreal in Quebec, Canada in the amount of $2.8 million against us and one of our directors. The lawsuit alleged that we failed to issue shares of our common stock to Mr. Papa for services rendered during the periods of 2001 and 2002. On April 26, 2004 the lawsuit was settled in full through the issuance of two million shares of our common stock. We expensed $560,000, the effect of the settlement, in our financial statements.

Arbitration Settlement

               Capital Research Group, Inc. (CRG) an investor relations firm formerly used by us filed a claim against us with the American Arbitration Association alleging that we failed to pay Capital Research Group in accordance with the terms of an agreement between the parties. In May 2003, we learned that the arbitrator awarded damages in the amount of approximately $600,000 to CRG. On November 19, 2003 we agreed to settle all amounts owed by us to CRG through the issuance of 3,059,363 shares of our common stock. In addition we granted warrants to purchase 1,000,000 shares of our common stock at a price of $0.22 per share and warrants to purchase 230,750 shares of our common stock at a price of $0.01 per share. All warrants have been exercised through a cashless option that resulted in the issuance of 409,527 shares of L.A.M.’s common stock.

Liquidity and Sources of Capital

Year Ended December 31, 2004

               Our cash and cash equivalents as of December 31, 2004 is $66,000. The working capital deficiency decreased from approximately $(437,000) as of December 31, 2003 to $(408,000) as of December 31, 2004.

               Our operations and a decrease in accounts payable used approximately $1,583,000 in cash during the year ended December 31, 2004. This was primarily due to increased expenditures on investor relations and costs related to the development of the Chinese and Latin American markets.

               During this period we also spent $88,000 for patents, trademarks, and equipment purchases.

               Cash required during the year ended December 31, 2004 came principally from the exercise of warrants in the amount of $259,000 and subscription agreements for the issuance of common stock in the amount of $1,453,000 as follows:

               During 2004, we sold units of L.A.M.’s common stock through a private placement in which each unit consists of 1,000 shares of our common stock plus 750 warrants. Through this private placement we sold 6,705,000 shares of its common stock, plus warrants for the purchase of an additional 5,028,750 shares for proceeds amounting to a total of approximately $1,414,000 of which $1,359,000 was received prior to December 31, 2004. Each warrant will entitle the holder to purchase the Company’s common stock as follows:

•	One third of the warrants may be exercised within six months of the subscription date at prices ranging from $0.30 to $0.60 per share.
•	One third of warrants may be exercised within one year of the subscription date at prices ranging from $0.30 to $0.75 per share.
•	One third of the warrants may be exercised within eighteen months of the subscription date at prices ranging from $0.50 to $1.00 per share.

Year Ended December 31, 2003

               Our cash and cash equivalents as of December 31, 2003 is $25,000. The working capital deficiency decreased from approximately $(757,000) as of December 31, 2002 to $(437,000) as of December 31, 2003.

               Our operations and an increase in prepaids used approximately $1,140,000 in cash during the year ended December 31, 2003. This was offset by a decrease in inventory and an increase in accounts payable and accrued expenses in the amount of $438,000, which provided cash.

               During this period we also spent $87,000 for patents, trademarks, and equipment purchases.

               Cash required during the year ended December 31, 2003 came principally from the subscription agreements for the issuance of common stock in the amount of $677,000 as follows:

               During 2003, we sold units of our common stock through a private placement in which each unit consists of 1,000 shares of L.A.M.’s common stock plus 750 warrants. Each warrant will entitle the holder to purchase L.A.M.’s common stock as follows:

•	One third of the warrants may be exercised at any time prior to February 28, 2005 at a price of $0.30 per share
•	One third of the warrants may be exercised at any time prior to August 31, 2005 at a price of $0.30 per share
•	One third of the warrants may be exercised at any time prior to February 28, 2006 at a price of $0.50 per share

               Through this private placement we sold 7,341,828 shares of our common stock, plus warrants for the purchase of an additional 5,247,750 shares for proceeds and debt reduction totaling $961,000. A total of 4,974,828 shares, plus warrants for the purchase of 3,472,500 shares were sold to forty investors for $676,960 in cash. An additional 2,367,000 shares, plus warrants for the purchase of 1,775,250 shares, were sold to five persons in payment of $284,040 owed by L.A.M. to these persons.

               We expect that the majority of cash needs for 2005 will be met through issuing common stock. Between December 31, 2004 and March 22, 2005, funds of approximately $152,000 were received relating to private placement subscription agreements. We also believe that revenue will increase as we have commenced sales to our Chinese distributor in the first quarter of 2005 and as our product becomes more widely known in the United States. We are also actively pursuing approval for our L.A.M. IPM Wound GelTM in additional markets such as Central and South America and believe these markets will also commence contributing to revenue later in 2005.

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

               L.A.M. recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements”. L.A.M. recognizes revenue when it is realized or realizable and earned. L.A.M. considers revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. L.A.M. reduces revenue for estimated customer returns.

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

New Accounting Pronouncements

               In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. We are currently evaluating the impact of SFAS 153 on our financial statements.

               In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, we are required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R on our financial statements.

ITEM 7.        Financial Statements

               See the Financial Statements as filed as part of this report. (pages F-1 to F-20)

ITEM 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

ITEM 8A.     Controls and Procedures

               An evaluation was performed under the supervision and with the participation of L.A.M.’s management, consisting of J. Slechta, Chief Executive Officer who is also L.A.M.’s Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, L.A.M.’s Chief Executive Officer/ Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on 10-KSB to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

               In connection with the evaluation described above, L.A.M.’s management, consisting of L.A.M.’s Chief Executive Officer/ Principal Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. Other Information

               None.

PART III

ITEM 9.        Directors and Executive Officers of the Registrant

               The directors and executive officers of L.A.M. are as follows:

Name	Age	Position

Joseph T. Slechta	56	President, Chief Executive Officer and Director
Peter Rothbart, M.D.	66	Treasurer and Director

               Joseph T. Slechta became our President and Chief Executive Officer in November 2002. Mr. Slechta was appointed a director and became our President on May 11, 2001. Prior to that Mr. Slechta served as L.A.M.’s Chief Operating Officer commencing November 2000. Prior to November 2000, Mr. Slechta was a consultant to a number of corporate clients, including L.A.M. from November 1998 to November 2000, providing assistance in matters such as financing, reorganization, expansion and improving operations.

               Peter Rothbart, M.D., Medical Director, has been our director and Treasurer since its inception. He has been a consulting anesthetist for over 20 years and is a leading pain specialist and principal of the Rothbart Pain Management Clinic in Ontario, Canada. Dr. Rothbart is currently President of the North American Cervicogenic Headache Society, an association of specialists in the treatment of cervicogenic headaches. He was also recently elected Chair of the Chronic Pain Section of the Ontario Medical Association. Dr. Rothbart was one of the co-discovers of the IPM delivery system.

Key Employee

               Elena Milantoni (age 34) has been our Director of Finance and Administration since June 2002. Ms. Milantoni has a BAS degree in accounting and is a Chartered Accountant. Ms. Milantoni has over 11 years of public accounting and industry experience for both biotech and hi-tech companies.

Family Relationships

               There are no family relationships among the directors and executive officers of L.A.M.

Audit Committee

               We are not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. L.A.M. does not currently have an audit committee and does not have an audit committee financial expert. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

               We are currently in the process of reviewing and formally adopting its code of ethics for its directors, executive officers and employees. We expect to complete this process sometime in the second quarter of 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

               Section 16(a) of the United States Securities Exchange Act of 1934 requires directors and executive officers of L.A.M. to file reports concerning their ownership of L.A.M. equity securities with the United States Securities Exchange Commission, the Over-the-Counter Exchange, and L.A.M. To our knowledge based solely on a review of the information received and written representation from the persons subject to Section 16(a), we believe that all of L.A.M.’s directors and executive officers filed their required reports on a timely basis during 2004.

ITEM 10.      Executive Compensation

Summary Compensation Table

               The following table sets forth all compensation paid for each of the years ended December 31, 2004, 2003, and 2002 to the President and Chief Executive Officer of the Corporation and those executive officers whose total salary and bonus exceeded $100,000 in the three preceding financial years.

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation			All Other Compen- sation ($)
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)(2)	Securities Under Stock Options Granted (#)	LTIP Payouts ($)
Joseph Slechta President and CEO	2004 2003 2002	150,000 137,500 102,500	80,000 45,000(1) Nil	Nil Nil Nil	192,500 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	The following officer of L.A.M. received shares of L.A.M.’s common stock as a stock bonus:

Name	Date	Shares
Joseph Slechta	9/26/03	250,000

(2)
During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of our common stock owned by the officers listed above, and the value of such shares as of December 31, 2004:

Name	Shares	Value
Joseph Slechta	3,395,000	$441,350

Options Granted

               During the fiscal year ended December 31, 2004, no options were granted by L.A.M. to its executive officers. In December 2004, Joseph Slechta surrendered 3,000,000 options that had an exercise price of $0.58 and expiry dates of June 5, 2006 and June 30, 2011.

               During 2003, L.A.M. extended the expiry dates of options held by the following persons:

		Expiry Date	Expiry Date
		Prior to	After
Name	Options	Extension	Extension

Joseph Slechta	100,000	January 20, 2003	January 20, 2008
Peter Rothbart	70,000	January 20, 2003	January 20, 2008

Aggregate Option Exercises in 2004 and Year-End Option Values

               The following table sets forth certain information concerning exercises of stock options by the named executive officers and directors during the year ended December 31, 2004 and the value of unexercised options at December 31, 2004.

Name	Common Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the- Money Options at December 31, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. T. Slechta	–	–	700,000	–	–	–
P. Rothbart	–	–	370,000	–	–	–
G. M. Nath	–	–	–	–	–	–

(1)
These amounts represent the difference between the exercise price of the stock options and the closing price of L.A.M.’s common shares on the last trading day of the year on the Over-the-Counter Exchange. On December 31, 2004, the closing price of L.A.M.’s common shares on the Over-the-Counter Exchanges was $0.13 and the exercise prices of all the stock options were greater than the closing price of L.A.M.’s common shares.

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

Compensation of Directors

               Standard Arrangements. At present, we do not pay our directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

               Other Arrangements. During the year ended December 31, 2004, and except as disclosed elsewhere in this registration statement, the following directors received shares of our common stock:

Name	Date	Shares

Peter Rothbart	10/18/04	500,000
Gary Nath	10/18/04	250,000

               As explained in Item 12 of this report Gary Nath provides legal services to L.A.M. See Item 12 of this report. During the year ending December 31, 2005, we expect that we will continue to use the services of Mr. Nath’s law firm.

ITEM 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

               The following table sets forth certain information as of March 22, 2005 concerning the common stock owned by each officer and director of L.A.M., and each other person known to us to be the beneficial owner of more than five percent (5%) of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Total
Joseph T. Slechta 800 Sheppard Avenue West, Commercial Unit 1 Toronto, ON Canada M3H 6B4	3,395,000	4.2%

Peter Rothbart (2) 274 St. Clements Avenue Toronto, ON Canada M4R 1H5	3,404,924	4.2%
Directors and executive officers as a group (consisting of 2 persons)	6,799,924	8.4%

(1)	Excludes shares issuable upon the exercises of options and warrants held by the following persons:

Name	Shares Issuable Upon Exercise of Options	Shares Issuable Upon Exercise of Warrants	Option/ Warrant Exercise Price	Expiration Date of Option/ Warrant
Joseph T. Slectha	600,000		$0.58	06/05/06
Joseph T. Slectha	100,000		$0.58	01/18/08
Joseph T. Slectha		156,250	$0.30	02/28/05
Joseph T. Slectha		156,250	$0.30	08/31/05
Joseph T. Slectha		156,250	$0.50	02/28/06
Peter Rothbart	300,000		$0.58	06/05/06
Peter Rothbart	70,000		$0.58	01/18/08
Peter Rothbart		156,250	$0.30	02/28/05
Peter Rothbart		156,250	$0.30	08/31/05
Peter Rothbart		156,250	$0.50	02/28/06

(2)	Includes shares held by the Shasqua Limited, of which Dr. Rothbart may be deemed the beneficial owner.

Equity Compensation Plan

               See “Shares Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this report for information concerning our Equity Compensation Plans.

ITEM 12.      Certain Relationships and Related Transactions

               During 2004 and 2003, we paid $132,400 and $53,400 respectively to Nath & Associates, PLLC for legal services. Nath & Associates, PLLC is a law firm in which Mr. Nath, an officer and director of L.A.M., is a partner. As of December 31, 2004, we owed Nath & Associates, PLLC approximately $388,000 for legal services.

               In 2003, through the private placement of 7,341,828 shares of our common stock, plus warrants for the purchase of an additional 5,247,750 shares for proceeds and debt reduction aggregating $961,000, Mr. Slechta and certain directors and officers of L.A.M. acquired 2,125,000 common shares plus warrants to purchase and additional 1,593,750 shares under this private placement. The private placement proceeds of $255,000 received from the CEO, directors and officers of L.A.M. were used to reduce the amounts payable to these individuals as a result of services performed or loans provided to L.A.M.

               Following these offset arrangements, as of December 31, 2004 L.A.M. owed Dr. Rothbart and Mr. Nath $3,000 and $147,000 respectively.

PART IV

ITEM 13.      Exhibits and Reports on Form 8-K

Exhibit 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, etc.

Exhibit 3	Articles of Incorporation and Bylaws	(1)

Exhibit 3.1	Certificate of Amendment to the Articles of Incorporation	(5)

Exhibit 4	Instruments Defining the Rights of Security Holders

Exhibit 4.1	Incentive Stock Option Plan	(1)
Exhibit 4.2	Non-Qualified Stock Option Plan	(1)
Exhibit 4.3	Stock Bonus Plan	(1)
Exhibit 9	Voting Trust Agreement
Exhibit 10	Material Contracts
Exhibit 10.1	Agreements with Ixora Bio-Medical Co.	(1)
Exhibit 10.2	Common Stock Purchase Agreement with Hockbury Limited	(3)
Exhibit 10.3	Stock Purchase Warrant issued to Hockbury Limited	(3)
Exhibit 10.4	Stock Purchase Warrant issued to GKN Securities Corp. and certain employees of GKN Securities Corp.	(3)
Exhibit 10.5	Securities Purchase Agreement (together with Schedule Required by Instruction 2 to Item 601 Regulation S-K)	(4)
Exhibit 23.1	Consent of Independent Auditors	(2)
Exhibit 31.1	Certification by Joseph T. Slechta under Section 302 of the Sarbanes-Oxley Act of 2002.	(2)
Exhibit 32.1	Certification of Joseph T. Slechta pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form 10- KSB (Commission File No. 000-30641).

(2)	Filed here within.

(3)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-56390).

(4)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-101676).

(5)	Filed with Form 10-KSB for the year ended December 31,2003.

8-K Reports

               None.

ITEM 14.      Principal Accountant Fees and Services

               The following table sets forth the aggregate fees billed to us for the years ended December 31, 2004 and December 31, 2003 by Rotenberg & Company, LLP.

Year Ended December 31,
	2004	2003
Audit Fees	$ 35,248	$ 31,300
Audit-Related Fees	$ 7,500	$ 1,950
Tax Fees	$ 3,000	$ 2,500
All Other Fees	$ 350	$ 800

               Audit-related fees billed during the fiscal years ended December 31, 2004 and 2003 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York
FINANCIAL REPORTS AT DECEMBER 31, 2004

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
      and Shareholders
L.A.M. Pharmaceutical, Corp.
(A Delaware Corporation)
Lewiston, New York

             We have audited the accompanying balance sheets of L.A.M. Pharmaceutical, Corp. as of December 31, 2004 and 2003 and the related statements of changes in stockholders’ equity (deficit), operations, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.A.M. Pharmaceutical, Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co. LLP

Rotenberg & Co., LLP
Rochester, New York
February 24, 2005

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York BALANCE SHEETS

December 31,	2004	2003
ASSETS

Current Assets
Cash and Cash Equivalents	$65,866	$25,132
Accounts Receivable, net	4,795	8,936
Inventory	440,746	482,667
Prepaid Expenses	75,879	73,560
Total Current Assets	587,286	590,295

Property and Equipment - Net of Accumulated Depreciation	73,587	100,020

Other Assets
Patents and Trademarks - Net of Accumulated Amortization of
$176,060 and $130,629, respectively	634,629	591,543
Total Assets	$1,295,502	$1,281,858

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$864,525	$1,027,561
Current Portion of Deferred Licensing Revenue	131,250	—
Total Current Liabilities	995,775	1,027,561

Other Liabilities
Due to Stockholders	149,545	149,545
Deferred Licensing Revenue	19,860	207,360
Total Liabilities	1,165,180	1,384,466

Commitments (Note N)

Stockholders' Equity (Deficit)
Common Stock - $.0001 Par; 150,000,000 and 50,000,000 Shares
Authorized, Respectively; 66,115,713 and 45,809,364
Shares Issued and Outstanding, respectively	6,611	4,581
Additional Paid-In Capital	33,234,036	29,022,904
Accumulated Deficit	(33,110,325)	(29,130,093)
Total Stockholders' Equity (Deficit)	130,322	(102,608)
Total Liabilities and Stockholders' Equity(Deficit)	$1,295,502	$1,281,858

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders'
	of Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2002	27,511,412	$2,751	$25,952,644	$(26,411,739)	$(456,344)

Capital Contribution - Interest Expense	—	—	8,215	—	8,215
Conversion of Convertible Notes	3,070,067	307	670,693	—	671,000
Stock Warrants Exercised	69,022	7	(7)	—	—
Premium on the Issuance of Warrants	—	—	269,246	—	269,246
Stock Options Granted
- Compensation for Services Rendered	—	—	285,247	—	285,247
Common Shares Granted
- Compensation for Services Rendered	5,056,672	506	418,838	—	419,344
Stock Options Exercised	1,000	—	580	—	580
Sale of Shares Under the Stock Subscription Agreements	7,041,828	704	960,296	—	961,000
Common Stock Issued in Settlement of Arbitration	3,059,363	306	591,567	—	591,873
Collection of Receivable on Option Exercise	—	—	24,420	—	24,420
Receivable on Sale of Stock Subscription Agreements	—	—	(158,835)	—	(158,835)
Net Loss	—	—	—	(2,718,354)	(2,718,354)
Balance - December 31, 2003	45,809,364	$4,581	$29,022,904	$(29,130,093)	$(102,608)
- continued -

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued

			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders'
	of Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2003	45,809,364	$4,581	$29,022,904	$(29,130,093)	$(102,608)

Capital Contribution - Interest Expense	—	—	7,577	—	7,577
Stock Options Granted
- Compensation for Services Rendered	—	—	876,752	—	876,752
Common Shares Granted
- Compensation for Services Rendered	10,535,800	1,053	1,055,267	—	1,056,320
Sale of Shares Under the Stock Subscription Agreements	5,637,000	564	1,357,996	—	1,358,560
Stock Warrants Exercised	2,133,549	213	259,160	—	259,373
Common Stock Issued in Settlement of Lawsuit	2,000,000	200	559,800	—	560,000
Collection of Receivable on Option Exercise	—	—	580	—	580
Collection of Receivable on Sale of Stock Subscription Agreements	—	—	94,000	—	94,000
Net Loss	—	—	—	(3,980,232)	(3,980,232)
Balance - December 31, 2004	66,115,713	$6,611	$33,234,036	$(33,110,325)	$130,322

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF OPERATIONS

Years ended December 31,	2004	2003

Revenues
Licensing and Royalty Revenue	$112,500	$—
Net Sales	60,844	105,789
Total Revenues	173,344	105,789

Expenses
Cost of Sales	15,276	34,201
General and Administrative	1,217,188	947,630
Marketing and Business Development	2,079,066	658,137
Research and Development	202,604	242,064
Depreciation and Amortization	71,865	67,294

Total Expenses	3,585,999	1,949,326

Loss Before Other Expenses	(3,412,655)	(1,843,537)

Other Expenses
Interest Expense	(7,577)	(13,698)
Warrant Premium	—	(269,246)
Lawsuit Settlement	(560,000)	—
Arbitration Settlement	—	(591,873)

Total Other Expenses	(567,577)	(874,817)

Net Loss	$(3,980,232)	$(2,718,354)

Loss per Common Share - Basic and Diluted	$(0.08)	$(0.08)

Weighted Average Number
of Common Shares Outstanding –
Basic and Diluted	52,108,634	32,121,738

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CASH FLOWS

Years ended December 31,	2004	2003

Cash Flows from Operating Activities

Net Loss	$(3,980,232)	$(2,718,354)

Adjustments to Reconcile Net Loss
to Cash Flows from Operating Activities:
Depreciation and Amortization	71,865	67,294
Bad Debts	—	758
Capital Contributions:
Deemed Interest Expense on Loans from
Stockholders	7,577	8,215
Share and Option Grants - Officers, Directors
Investors and Consultants	1,869,967	704,591
Premium on the Issuance of Warrants	—	269,246
Deferred Licensing Revenue	(56,250)
Share Issuance for Lawsuit Settlement	560,000	—
Share Issuance for Arbitration Settlement	—	591,873

Changes in Assets and Liabilities:
Accounts Receivable	4,141	3,949
Inventory	41,921	67,418
Prepaid Expenses	(2,319)	(66,874)
Accounts Payable and Accrued Expenses	(99,931)	370,347

Net Cash Flows from Operating Activities	(1,583,261)	(701,537)

Cash Flows from Investing Activities
Purchases of Property and Equipment	—	(1,495)
Purchases of Patents and Trademarks, Net	(88,518)	(85,773)

Net Cash Flows from Investing Activities	(88,518)	(87,268)
- continued -

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CASH FLOWS - continued

Years ended December 31,	2004	2003

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock	1,452,560	518,215
Proceeds from Exercise of Stock Options	580	25,000
Proceeds from Exercise of Warrants	259,373	—
Advances from Stockholders	—	163,898
Repayments to Stockholders	—	(103,390)

Net Cash Flows from Financing Activities	1,712,513	603,723

Net Change in Cash and Cash Equivalents	40,734	(185,082)

Cash and Cash Equivalents - Beginning of Period	25,132	210,214

Cash and Cash Equivalents - End of Period	$65,866	$25,132

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock Subscriptions – Offset Against Due to
Stockholders	$—	$75,000
Debentures Converted to Common Stock	$—	$671,000
Exercise of Stock Warrants	$—	$7

SUPPLEMENTAL DISCLOSURE

Interest Paid	$—	$5,483
Income Taxes Paid	$—	$—

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

Note B -

Nature of Operations and Summary of Significant Accounting Policies

L.A.M. Pharmaceutical, Corp. was incorporated on July 24, 1998 under the laws of the State of Delaware. The Company has the authority to issue 150,000,000 shares of common stock, $.0001 par value. The

Company’s corporate objective is to develop, market and license wound healing and transdermally delivered drugs, both prescription and over-the-counter, using the Company’s patented L.A.M. Ionic Polymer MatrixTM technology. The Company currently serves the healthcare market in the USA and is developing international markets.

Revenue Recognition
Royalty Revenue Recognition - The Company recognizes royalty revenue based on royalty reports or related information received from the licensee and when collectibility is reasonably assured.

Sales Revenue Recognition - The Company recognizes sales revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable when the product has been shipped to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns.

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

Inventory
Inventory is comprised of finished goods and raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market is based on the lower of replacement cost or net realizable value. If the cost of the inventories exceeds expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of inventories also requires the Company to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires the Company to estimate the future demand for the Company’s product and consider the shelf life of the inventory. If actual demand is less than the Company’s estimated demand, we could be required to record inventory reserves, which would have an adverse impact on the Company’s results of operations. In 2003 the Company completed testing enabling the life of its IPM Wound GelTM to be extended from 18 months to in excess of 36 months from the date of manufacture. The Company believes that an additional extension of the product life is possible should it be required. The Company anticipates that its inventory will be consumed through sales and marketing efforts prior to its expiry.

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

Patents and Trademarks

Patents and trademarks are carried at cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 17 years from the date of issuance of the patent. The estimated annual amortization for the next five years is $47,000.

Impairment of Assets

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company determined that no impairment loss need be recognized for applicable assets in 2004 and 2003.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Share and Option Grants

The Company has a stock option plan under which it may grant options to purchase shares of the Company’s common stock. Options have varying vesting and expiration dates. The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25 and related interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, Statement of Financial

Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. The Company generally uses the straight-line method of

 - continued -

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note B -

Nature of Operations and Summary of Significant Accounting Policies - continued

amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts:

For the year ended
December 31,
	2004	2003

Net loss
As reported	$ 3,980,232	$ 2,718,354
Pro forma	$ 3,980,232	$ 2,729,688
Earnings per share
As reported	$ (0.08)	$ (0.08)
Pro forma	$ (0.08)	$ (0.08)

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

The fair value of due to stockholders could not be obtained without incurring excessive costs as they have no readily determinable market value.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes

-continued-

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note B -

Nature of Operations and Summary of Significant Accounting Policies - continued

APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended March 31, 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

Note C -

Licensing Agreement – Ixora

The Company has an exclusive license agreement (the License Agreement) with Ixora Bio-Medical Company, Inc. (Ixora). Under the License Agreement, Ixora paid the Company $500,000 cash and 2,025,000 common stock of Ixora for the exclusive rights of the Company’s male and female sexual dysfunction product technology. Ixora has also agreed to pay all costs for the development, registration and protection of intellectual property, including but not limited to patent costs, raw material costs, clinical development costs and compensation of all Company personnel involved in the sexual dysfunction product technology. The Company must obtain written consent from Ixora on the reimbursement of costs in excess of $10,000 per quarter.

The initial receipt of 2,025,000 common stock of Ixora represented a 45% ownership interest in Ixora. The Company accounted for the investment in Ixora on the equity method, which was written down to zero when the Company’s share of Ixora’s losses were subsequently recorded. During 2000 and 2001, Ixora received additional equity financing which decreased the Company’s ownership in Ixora to 18%. As a result the Company currently accounts for their investment in Ixora on the cost basis, which remains at zero.

The Company determined that the share portion of the licensing fee should not be recorded as revenue until royalty revenue is earned from Ixora. In May 2004, Ixora announced that it commenced commercial sales of its product – IXORATM For Women and paid the Company $56,250 in royalty payments.

Note D -	Inventory Inventory consisted of the following:

December 31,	2004	2003
IPM Wound GelTM	$ 438,621	$ 480,542
Raw Materials	2,125	2,125
Inventories	$ 440,746	$ 482,667

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note E -	Property and Equipment Property and equipment consisted of the following:

December 31,	2004	2003

Furniture and Fixtures	$127,493	$127,493
Computer Equipment	43,544	43,544
Leasehold Improvements	32,187	32,187
	$203,224	$203,224
Less: Accumulated Depreciation	(129,637)	(103,204)

Net Property and Equipment	$73,587	$100,020

Note F -

Due to Stockholders

The Company has a liability for cash advances and salaries and other expenses incurred in earlier years due to its stockholders totaling $149,545 at December 31, 2004 and 2003, respectively. The Company has agreements with these stockholders, which provides for payment of this obligation without interest, not to exceed 25% of the profits realized by the Company in any year. The Company has imputed interest at 5.07% and 5.125% in 2004 and 2003, respectively, and charged operations for each of the periods presented with an offsetting credit to additional paid-in capital.

Note G -	Income Taxes The components of the deferred tax asset (liability) at December 31 are as follows:

December 31,	2004	2003

Net Operating Loss	$3,118,162	$2,614,807
Stock Options	1,071,787	978,372
Patents	6,582	8,529
Gross Deferred Tax Assets	4,196,531	3,601,708
Property, Plant and Equipment	(4,355)	(4,644)
Gross Deferred Tax Liabilities	(4,355)	(4,644)
Net Deferred Tax Assets	4,192,196	3,597,064
Valuation Allowance	(4,192,196)	(3,597,064)
Net Deferred Taxes	$—	$—

The net operating loss carryforwards expire in varying amounts from 2013 to 2019. The Company has fully reserved for any future tax benefits from the net operating loss carryforwards and net deferred tax assets since it has not generated any revenues to date.

Note H -

Convertible Notes

During 2002, the Company sold convertible notes, plus Series A, B, C and D warrants, to a group of private investors. As of December 31, 2003, all of the notes had been converted into shares of the Company’s common stock.

-continued-

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note H -

Convertible Notes - continued

The Series A warrants allowed the holders to purchase 596,590 shares of the Company's common stock at a price of $0.12 per share. As of December 31, 2004, all of the Series A warrants were exercised.

The Series B warrants allowed the holders to purchase 1,312,500 shares of the Company's common stock at a price of $0.16 per share. As of December 31, 2004, all of the Series B warrants were exercised.

The Series C warrants allow the holders to purchase 875,000 shares of the Company's common stock at a price of $1.20 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of the Company's common stock has exceeded $2.00, the Company has the right, upon 15 days advance written notice to the holders of the Series C warrants, to force the holders to exercise the unexercised portion of the Series C warrants.

The Series D warrants allow the holders to purchase 656,250 shares of the Company's common stock at a price of $1.60 per share at any time prior to November 1, 2007. Within two days after the end of any period of ten consecutive days that the closing bid price of the Company's common stock has exceeded $2.50, the Company has the right, upon 15 days advance written notice to the holders of the Series D warrants, to force the holders to exercise the unexercised portion of the Series D warrants.

The Company's right to force the warrant holders to exercise the Series C and D warrants is subject to a number of conditions, including the following:

                   - there is in effect a registration statement which the holders may use to sell the shares issuable upon the exercise of the warrants.

                   - the Company's common stock is listed for trading on the OTC Bulletin Board

Note I -

Common Stock

On March 9, 2004, a special meeting of the shareholders was held for the purpose of amending the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock to a total of 150,000,000 shares of Common Stock. 61% of the shares outstanding were represented in person or by proxy at the special meeting. Of these, 98% voted in favor of increasing the authorized number of shares of Common Stock to a total of 150,000,000 shares. Holders of common stock are each entitled to cast one vote for each share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding common stock can elect all directors.

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

Note I -

Common Stock - continued

Holders of common stock do not have preemptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock.

During 2004 and 2003, the Company sold units of the Company’s common stock in which each unit consists of 1,000 shares of the Company’s common stock plus 750 warrants. Each warrant will entitle the holder to purchase the Company’s common stock as follows:

•	One third of the warrants may be exercised within six months of the subscription date at prices ranging from $0.30 to $0.60 per share.
•	One third of warrants may be exercised within one year of the subscription date at prices ranging from $0.30 to $0.75 per share.
•	One third of the warrants may be exercised within eighteen months of the subscription date at prices ranging from $0.50 to $1.00 per share.

Between January 1, 2004 and December 31, 2004 the Company sold 6,705,000 shares of its common stock, plus warrants for the purchase of an additional 5,028,750 shares for proceeds totaling approximately $1,414,000, of which $1,359,000 was received prior to December 31, 2004.

Between July 1, 2003 and December 31, 2003 the Company sold 7,341,828 shares of its common stock, plus warrants for the purchase of an additional 5,247,750 shares for proceeds and debt reduction totaling $961,000.

Note J -

Warrants

During 2004 and 2003, the Company issued warrants in connection with the sale of common shares as described in notes I of the financial statements. In accordance with SFAS No. 123, the Company recognized compensation expense during 2003 of $269,246 for the fair value of the warrants at the date of the grant using a Black Scholes option-pricing model.

The following assumptions were used:

December 31,	2003

Weighted Average Fair Value of Options	$0.04
Weighted Average Exercise Price	$0.34
Expected Market Volatility	88.9%
Risk Free Interest Rate	1.60%
Expected Life (Years)	1.7
Expected Dividend Yield	0%
-continued-

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note J -	Warrants - continued Warrant transactions for the two years ending December 31, 2004 are summarized as follows:

		Weighted Average
	Outstanding	Exercise Price

At December 31, 2002	4,915,434	$1.28
Granted	6,247,750	$0.34
Exercised	(213,068)	$0.12

At December 31, 2003	10,950,116	$0.76
Granted	5,259,500	$0.54
Exercised	(2,954,772)	$0.16
Expired	(482,893)	$1.35

At December 31, 2004	12,771,951	$0.71

The following table summarizes information about warrants outstanding at December 31, 2004:

	Warrants Exercisable and Outstanding
		Weighted	Weighted
	Shares	Average	Average
Range of	Under	Remaining	Exercise
Exercise	Warrant	Life	Price
Prices

$0.30 - $ 0.45	4,910,022	0.59	$0.32
$0.50 - $ 0.75	3,320,371	1.15	$0.58
$1.00 - $ 2.00	2,466,143	2.28	$1.42
$4.83	253,580	1.10	$4.83

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

Note K -

Share and Option Grants – continued

periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Stock options and awards made to investors and consultants are subject to the provisions of SFAS No. 123.

Employees

During 2002, the Company granted stock options for 485,000 shares of common stock to employees as compensation for services rendered at exercise prices that were below the fair value of the common stock at the date of grant. In accordance with APBO 25, the Company recognized compensation expense of $2,959 as a charge against operations during 2003 for the difference between the fair value and the exercise price of the common stock at the date of grant.

The Company uses the straight-line method of amortization for stock based compensation.

Consultants

During 2004 and 2003 the Company granted stock options for 5,000,000 and 200,000, respectively, of common stock to consultants as compensation for services rendered. In accordance with SFAS 123, the Company recognized compensation expense during 2004 and 2003 of $876,752 and $120,008, respectively, for the fair value of the options at the date of grant using a Black Scholes option-pricing model.

Directors

During 2003 the Company granted additional stock options for 750,000 shares of common stock to directors as compensation for services rendered. In accordance with SFAS No. 123, the Company recognized compensation expense during 2003 of $128,250 for the fair value of the options at the date of the grant using a Black Scholes option-pricing model.

The following assumptions were used:

December 31,	2004	2003

Weighted Average Fair Value of Options	$0.17	$0.17
Weighted Average Exercise Price	$0.40	$0.58
Expected Market Volatility	103.4%	88.9%
Risk Free Interest Rate	3.37%	3.15%
Expected Life (Years)	5.0	5.0
Expected Dividend Yield	0%	0%
-continued-

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note K -	Share and Option Grants - continued Stock option transactions for the two years ending December 31, 2004 are summarized as follows:

		Weighted Average
	Outstanding	Exercise Price

At December 31, 2002	11,539,500	$0.80
Granted	950,000	$0.58
Exercised	(1,000)	$0.58
Forfeited/Expired	(567,500)	$1.69

At December 31, 2003	11,921,000	$0.73
Granted	5,000,000	$0.40
Recanted	(3,000,000)	$0.58
Expired	(250,000)	$1.70

At December 31, 2004	13,671,000	$0.63

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
Range of	Under	Remaining	Exercise	Under	Exercise
Exercise	Option	Life	Price	Option	Price
Prices

$0.46 - $0.75	12,731,000	3.76	$0.54	12,456,000	$0.54
$0.85 - $1.25	490,000	2.21	$0.98	450,000	$0.98
$2.00 - $4.00	450,000	1.93	$2.97	450,000	$1.93

During 2003, the Board of Directors authorized the extension of expiration dates of options to purchase shares of common stock. The extensions were for periods ranging from 12 months to 60 months. Approximately 250,000 options were extended under this program, which accounted for approximately 2% of options outstanding as of December 31, 2003. In accordance with SFAS 123, the Company recognized compensation expense during 2003 of $34,030 for the fair value of the options at the date their expiration date was extended using a Black Scholes option-pricing model.

In 2004 and 2003, the Company granted awards of 10,479,240 and 4,504,232, respectively, of common stock as compensation to outside consultants, employees and directors. The Company has charged operations in 2004 and 2003 for the fair value of the common stock awarded on the date of the grants in the amount of $993,215 and $279,545, respectively.

-continued-

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note L -

Lease Arrangements

The Company leases office space under an operating lease which expires during 2005. The lease requires the payment of property and business taxes, insurance and maintenance costs in addition to rental payments. The future minimum lease payments are $37,500 for 2005.

Rent expense under operating leases was $56,532 and $67,994 for the years ended December 31, 2004 and 2003, respectively.

Note M-

Related Party Transactions

A director and shareholder of the Company is a partner in the law firm that acts as counsel and patent attorneys to the Company. The Company incurred legal fees and expenses to the law firm totaling approximately $172,000 and $128,000 in 2004 and 2003, respectively. As of December 31, 2004 and 2003, L.A.M. owed Nath & Associates, PLLC approximately $388,000 and $344,000, respectively, for legal services.

Note N -

Commitments & Contingencies

Capital Research Group, Inc., an investor relations firm formerly used by the Company, filed a claim against the Company with the American Arbitration Association alleging that the Company failed to pay Capital Research Group in accordance with the terms of an agreement between the parties. In May 2003, the Company learned that the arbitrator awarded damages in the amount of approximately $600,000 to Capital Research Group. On November 19, 2003, the Company and Capital Research Group agreed to settle all amounts owed by the Company to Capital Research Group through the issuance of 3,059,363 shares of the Company’s common stock. In addition, the Company granted warrants to purchase 1,000,000 shares of the Company’s common stock at a price of $0.22 per share and warrants to purchase 230,750 shares of the Company’s common stock at a price of $0.01 per share. All the warrants were exercised through a cashless option that resulted in the issuance of 409,527 shares of the Company’s common stock in 2004.

In March 2004, Tony Papa, a consultant who had formerly provided services to the Company, filed a lawsuit with the District Court of Montreal in Quebec, Canada in the amount of $2.8 million against the Company and one of the Company’s directors. The lawsuit alleged that the Company failed to issue shares of our common stock to Mr. Papa for services rendered during the periods of 2001 and 2002. On April 26, 2004 the lawsuit was settled in full through the issuance of two million shares of the Company’s common stock. We expensed $560,000, the effect of the settlement, in 2004.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

L.A.M. PHARMACEUTICAL, CORP.

By:	/s/ Joseph T. Slechta
Joseph Slechta, Chief Executive Officer and Principal
Financial Officer

               In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Slechta
Joseph Slechta	Director	March 31, 2005

/s/ Peter Rothbart
Peter Rothbart	Director	March 31, 2005