Form 10QSB
period 2005-03-31
LAM PHARMACEUTICAL CORP
filed 2005-05-16
CIK 1071272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or
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
YES  ☒  NO  ☐

As of May 11, 2005, we had 83,157,389 issued and outstanding shares of common stock.

PART I
FINANCIAL INFORMATION

Item 1             Financial Statements

L.A.M. PHARMACEUTICAL, CORP.

(A DELAWARE CORPORATION)
Lewiston, New York

FINANCIAL REPORTS AT MARCH 31, 2005

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$29,722	$65,866
Accounts Receivable, net	163,648	4,795
Inventory	72,230	440,746
Prepaid Expenses	77,480	75,879

Total Current Assets	343,080	587,286

Property and Equipment - Net of Accumulated Depreciation	66,979	73,587

Other Assets
Patents and Trademarks - Net of Accumulated Amortization	634,037	634,629

Total Assets	$1,044,096	$1,295,502

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$766,393	$864,525
Current Portion of Deferred Licensing Revenue	132,360	131,250

Total Current Liabilities	898,753	995,775

Other Liabilities
Due to Stockholders	149,545	149,545
Deferred Licensing Revenue	—	19,860

Total Liabilities	1,048,298	1,165,180

Stockholders' Equity (Deficit)
Common Stock - $.0001 Par; 150,000,000 Shares
Authorized; 78,348,713 and 66,115,713
Shares Issued and Outstanding, Respectively	7,835	6,611
Additional Paid-In Capital	34,351,351	33,234,036
Accumulated Deficit	(34,363,388)	(33,110,325)

Total Stockholders' Equity (Deficit)	(4,202)	130,322

Total Liabilities and Stockholders' Equity (Deficit)	$1,044,096	$1,295,502

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders'
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2003	45,809,364	$4,581	$29,022,904	$(29,130,093)	$(102,608)

Capital Contribution – Interest Expense	—	—	1,869	—	1,869
Stock Options Granted -
Compensation for Services Rendered	—	—	12,188	—	12,188
Common Shares Issued -
Compensation for Services Rendered	607,560	61	110,979	—	111,040
Sale of Shares Under the Stock Subscription Agreements	300,000	30	958,480	—	958,510
Proceeds from Warrant Exercise	2,133,549	213	259,160	—	259,373
Premium on the Issuance of Warrants	—	—	624,707	—	624,707
Lawsuit Accrual	—	—	560,000	—	560,000
Collection of Receivable on Option Exercise	—	—	580	—	580
Collection of Receivable on Sale of Stock Subscription Agreements	—	—	32,000	—	32,000
Net Loss for the Period (Unaudited)	—	—	—	(1,583,780)	(1,583,780)

Balance – March 31, 2004 (Unaudited)	48,850,473	$4,885	$31,582,867	$(30,713,873)	$873,879

Balance - December 31, 2004	66,115,713	$6,611	$33,234,036	$(33,110,325)	$130,322

Capital Contribution – Interest Expense	—	—	2,430	—	2,430
Stock Options Granted -
Compensation for Services Rendered	—	—	1,811	—	1,811
Common Shares Issued -
Compensation for Services Rendered	12,233,000	1,224	929,259	—	930,483
Sale of Shares Under the Stock Subscription Agreements	—	—	183,815	—	183,815
Net Loss for the Period (Unaudited)	—	—	—	(1,253,063)	(1,253,063)

Balance – March 31, 2005 (Unaudited)	78,348,713	$7,835	$34,351,351	$(34,363,388)	$(4,202)

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended
	March 31,
	2005	2004

Revenues
Licensing and Royalty Revenue	$37,500	$—
Net Sales	175,220	18,636

Total Revenue	212,720	18,636

Expenses
Cost of Sales	363,606	3,963
General and Administrative	202,772	197,887
Marketing and Business Development	862,476	165,582
Research and Development	16,037	31,239
Depreciation and Amortization	18,462	17,169

Total Expenses	1,463,353	415,840

Loss Before Other Expenses	(1,250,633)	(397,204)

Other Expenses
Interest Expense	2,430	1,869
Premium on Issuance of Warrants	—	624,707
Provision for Lawsuit Settlement	—	560,000

Total Other Expenses	2,430	1,186,576

Net Loss for the Period	$(1,253,063)	$(1,583,780)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	74,641,191	47,886,434

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities

Net Loss for the Period	$(1,253,063)	$(1,583,780)

Adjustments to Reconcile Net Loss for the Period
to Net Cash Flows from Operating Activities:
Depreciation and Amortization	18,462	17,169
Capital Contributions:
Premium on the Issuance of Warrants	—	624,707
Deemed Interest Expense on
Loans from Stockholders	2,430	1,869
Deferred Licensing Revenue	(18,750)	—
Share and Option Grants to Consultants	830,294	60,123
Provision for Lawsuit Settlement	—	560,000
Inventory Obsolescence Reserve	257,063	—

Changes in Assets and Liabilities:
Accounts Receivable	(158,853)	1,190
Inventory	111,453	7,899
Prepaid Expenses	(1,601)	—
Accounts Payable and Accrued Expenses	3,868	(147,039)
Net Cash Flows from Operating Activities	(208,697)	(457,862)

Cash Flows from Investing Activities
Investment in Patents and Trademarks – Net	(11,262)	(34,887)
Net Cash Flows from Investing Activities	(11,262)	(34,887)

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	—	580
Proceeds from the Sale of Shares Under
Stock Subscription Agreements	183,815	990,510
Proceeds from Exercise of Warrants	—	259,373
Net Cash Flows from Financing Activities	183,815	1,250,463

Net Change in Cash and Cash Equivalents	(36,144)	757,714
Cash and Cash Equivalents - Beginning of Period	65,866	25,132
Cash and Cash Equivalents - End of Period	$29,722	$782,846

The accompanying notes are an integral part of these financial statements.

-continued-

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CASH FLOWS (UNAUDITED) – continued
	Three Months Ended
	March 31,
	2005	2004

SUPPLEMENTAL DISCLOSURE
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note A -	Basis of Presentation

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

Note B -	Accounting Policies

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

-continued-

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note C -	Inventory - continued

the shelf life of the inventory. The Company has revised its estimate of the demand for the Company’s  product and recorded an inventory obsolescence provision for the estimated excess inventory as at March  31, 2005 in the amount of $257,063.

March 31,	2005	2004

IPM Wound Gel™	$329,293	$438,621
Raw Materials	—	2,125
	329,293	440,746
Inventory Obsolescence	(257,063)	—

Inventories	$72,230	$440,746

Note D -	Share and Option Grants

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts:

	For the Three Months ended
	March 31,
	2005	2004
Net loss
As reported	$1,253,063	$1,583,780
Pro forma	$1,253,063	$1,583,780
Net Loss per share
As reported	$0.02	$0.03
Pro forma	$0.02	$0.03

Note E -	Concentrations

During the period ended March 31, 2005, the Company generated sales from one customer representing 91% of total net sales.

Item 2             Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

               In March 2004, we received regulatory approval to import and sell our L.A.M. IPM Wound Gel™ in China. We also entered into an agreement with a distributor in the Chinese market. In December 2003 we entered in an agreement with a distributor in the Latin America market and in March 2005 we received regulatory approval to market and sell our LAM IPM Wound Gel™ in Ecuador. The approval was granted by the Instituto Nacional de Higiene y Medicina Tropical Leopoldo Izquieta Perez (the Ecuadorian Ministry of Health), approval number “26291-03-05.”

               In May 2004, Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of Ixora™ for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year and $150,000 for the second year of sales. As of March 31, 2005 we have received royalty payments of $75,000.

               In January 2004, we announced the veterinary application of our L.A.M. IPM Wound Gel™ targeting Pyotraumatic dermatitis, commonly known as hot spots suffered by dogs. We are currently seeking licensing or partnership opportunity with companies already well established in the veterinary field and presently do not intend on marketing this application under our own brand.

               Our revenue in the first three months of 2005 increased to $213,000 compared to $19,000 in the same period in the prior year. This increase in revenue is primarily attributable to increased sales of our IPM Wound Gel™ to our distributor in China and licensing and royalty revenue that did not occur in the first quarter of 2004. Our operating expenses increased from $416,000 in 2004 to $1,463,000 in 2005 primarily as a result of non-cash consulting expenses relating to sourcing and due diligence activities regarding potential acquisitions and partnering opportunities in China as well as the United States and an inventory obsolescence provision. Net loss for the three months decreased to $1,253,000 in 2005 compared to $1,584,000 in 2004.

Selected Financial Data

               The summary financial data set forth below with respect to the statements of operations for the three months ended March 31, 2005 and 2004 and with respect to the balance sheets as at March 31, 2005 and December 31, 2004, are derived from, and should be read in conjunction with the financial statements and the related notes.

Income Statement Data:

	For the Three Months Ended
	March 31,		Percentage
	2005	2004	Change
Revenue	$212,720	18,636	1041%
Operating Expenses	1,463,353	415,840	252%
Other Expenses	2,430	1,186,576
Net Loss	$(1,253,063)	$(1,583,780)

Balance Sheet Data:

	As at
	March 31, 2005	December 31, 2004
Current Assets	$343,080	$587,286
Total Assets	1,044,096	1,295,502
Current Liabilities	898,753	995,775
Total Liabilities	1,048,298	1,165,180
Working Capital (Deficiency)	(555,673)	(408,489)
Stockholders' Equity (Deficit)	(4,202)	130,322

Results of Operations

Three months Ended March 31, 2005 compared with Three Months Ended March 31, 2004

Revenues

               In May 2004 Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of Ixora™ for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year and $150,000 for the second year of sales. During the three months ended March 31, 2005 we received royalty payments of $18,750 and have taken into income a portion of the deferred licensing revenue equal to the royalty payments received.

               Sales of our IPM Wound Gel™ during the first quarter of 2005 increased by $156,000 to $175,000 from sales in the same quarter of 2004 of $19,000. The increase in sales resulted from our efforts in distributing our product in China.

Cost of Goods Sold

               Cost of Goods Sold for the three months ended March 31, 2005 were $364,000, representing an increase of $360,000 from $4,000 in 2004. The increase includes an overall increase in sales and a charge for obsolete inventory. The gross profit percentage on sales of 39% for the first quarter of 2005 decreased when compared to 78% for the first quarter of 2004. The decrease in the gross profit percentage resulted from lower margin sales to our distributor in China.

General and Administrative Expenses

               General and administrative expenses for the three months ended March 31, 2005 increased $5,000 to $203,000 from $198,000 for the three months ended March 31, 2004. The increase includes non-cash compensation paid to consultants for the introduction of different sources of financing. The increase was offset by the company’s continuing efforts to reduce ongoing operating costs

               The primary components of general and administrative expenses for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended
	March 31,
	2005	2004
Officers’ salaries	$9,625	12,750
Employee salaries and benefits	21,554	25,671
Investor relations	8,401	7,855
Financial consulting	13,527	13,011
Legal and auditing (including SEC filings)	12,628	50,380
Insurance	8,895	3,231
Shares and options issued to consultants	72,386	30,231
Other expenses	55,756	54,758
Total	202,772	197,887

Marketing and Business Development Expense

               Marketing and business development expense for the three months ended March 31, 2005 increased $697,000 to $862,000 from $165,000 for the three months ended March 31, 2004. The increase included non-cash expenditures of $756,000 relating to sourcing and due diligence activities regarding potential acquisitions and partnering opportunities in China as well as the United States. The increase was offset by decreased costs relating to product approvals in China and Central America and a reduction in personnel which occurred in the second quarter of 2004.

Research and Development Expense

               Research and development expenses for the three months ended March 31, 2005 decreased $15,000 to $16,000 from $31,000 for the three months ended March 31, 2004. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. Costs incurred during the quarter represent fixed costs of running our R&D department. As our products obtain acceptance and adequate cash resources become available we will increase our research and development expenditures and accelerate the development of additional products.

Liquidity and Sources of Capital

Three Months ended March 31, 2005

               Our cash and cash equivalents as of March 31, 2005 was $29,722. Our working capital decreased by $148,000 from a deficiency of $408,000 as of December 31, 2004 to a deficiency of $556,000 as of March 31, 2005.

               Our operations used approximately $209,000 in cash during the three months ended March 31, 2005 compared to $458,000 used in the same period in the prior year. This was primarily due to the Company’s continuing efforts to reduce operating costs and the reduction of inventory. This was offset by an increase in accounts receivable of $159,000.

               During this period we also invested $11,000 in patents and trademarks.

               During the three months ended March 31, 2005, funds were raised principally from subscription agreements for the issuance of our common stock in the amount of $184,000.

               During the three months ended March 31, 2005 we sold units of our common stock in which each unit consists of 1,000 shares of our common stock plus 750 warrants. Through private placements we sold 1,671,676 shares of our common stock, plus warrants for the purchase of an additional 1,253,756 shares to 11 investors for proceeds totaling $183,725. Full proceeds were received prior to March 31, 2005. As of March 31, 2005 we have not issued the common stock in relation to the private placement. Each warrant will entitle the holder to purchase one share of common stock as follows:

•	One third of warrants may be exercised at varying dates prior to January 31, 2006 at a price of $0.30 per share;
•	One third of warrants may be exercised at varying dates prior to July 31, 2006 at a price of $0.50 per share; and
•	One third of warrants may be exercised at varying dates prior to January 31, 2007 at a price of $0.75 per share

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

               Inventory is comprised of finished goods and raw materials and is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market is based on the lower of replacement cost or net realizable value. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations. The Company has currently recorded an inventory obsolescence reserve of $257,000.

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

PART II
OTHER INFORMATION

Item 2             Changes in Securities

               During the three months ended March 31, 2005 we sold 1,671,676 shares of our common stock, plus warrants for the purchase of an additional 1,253,756 shares to 11 investors for proceeds totaling $183,725. Each warrant will entitle the holder to purchase one share of common stock as follows:

•	One third of warrants may be exercised at varying dates prior to January 31, 2006 at a price of $0.30 per share;
•	One third of warrants may be exercised at varying dates prior to July 31, 2006 at a price of $0.50 per share; and
•	One third of warrants may be exercised at varying dates prior to January 31, 2007 at a price of $0.75 per share

               The Company will file a registration statement to register the common shares issued to the investors as a result of the private placement with the United States Securities and Exchange Commission.

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

L.A.M. PHARMACEUTICAL, CORP.

May 16, 2005	By:	/s/ Joseph T. Slechta
Joseph T. Slechta, President, Chief Executive Officer, Principal
Financial Officer and Chief Accounting Officer