Form 10QSB
period 2005-06-30
LAM PHARMACEUTICAL CORP
filed 2005-08-15
CIK 1071272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

 ☐ Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file No. 000-30641

L.A.M. PHARMACEUTICAL, CORP.
(Exact name of registrant as specified in its charter)

Delaware	52-2278236
(State of incorporation)	(I.R.S. Employer Identification Number)

736 Center Street,
Lewiston, NY 14092
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

YES  ☒  NO  ☐

As of August 12, 2004, we had 93,461,389 issued and outstanding shares of common stock.

PART I
FINANCIAL INFORMATION

Item 1.             Financial Statements

L.A.M. PHARMACEUTICAL, CORP.

(A DELAWARE CORPORATION)
Lewiston, New York

FINANCIAL REPORTS AT JUNE 30, 2005

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$73,583	$65,866
Accounts Receivable, net	204,111	4,795
Inventory	—	440,746
Prepaid Expenses	63,328	75,879

Total Current Assets	341,022	587,286

Property and Equipment - Net of Accumulated Depreciation	32,737	73,587

Other Assets
Patents and Trademarks - Net of Accumulated Amortization	629,049	634,629

Total Assets	$1,002,808	$1,295,502

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$832,054	$864,525
Current Portion of Deferred Licensing Revenue	132,360	131,250

Total Current Liabilities	964,414	995,775

Other Liabilities
Due to Stockholders	169,545	149,545
Deferred Licensing Revenue	—	19,860

Total Liabilities	1,133,959	1,165,180

Stockholders' Equity (Deficit)
Common Stock - $.0001 Par; 150,000,000 Shares Authorized;
81,348,713 and 66,115,713 Shares
Issued and Outstanding, Respectively	8,135	6,611
Additional Paid-In Capital	34,708,608	33,234,036
Accumulated Deficit	(34,847,894)	(33,110,325)

Total Stockholders' Equity (Deficit)	(131,151)	130,322

Total Liabilities and Stockholders' Equity (Deficit)	$1,002,808	$1,295,502

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders'
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2003	45,809,364	$4,581	$29,022,904	$(29,130,093)	$(102,608)

Capital Contribution – Interest Expense	—	—	3,738	—	3,738
Stock Options Granted -
Compensation for Services Rendered	—	—	740,376	—	740,376
Common Shares Issued -
Compensation for Services Rendered	481,560	48	416,189	—	416,237
Sale of Shares Under the Stock Subscription Agreements	300,000	30	1,221,980	—	1,222,010
Proceeds from Warrant Exercise	2,133,549	213	259,160	—	259,373
Premium on the Issuance of Warrants	—	—	627,635	—	627,635
Common Stock Issued in Settlement of Lawsuit	2,000,000	200	559,800	—	560,000
Collection of Receivable on Option Exercise	—	—	580	—	580
Collection of Receivable on Sale of Stock Subscription Agreements	—	—	94,000	—	94,000
Net Loss for the Period (Unaudited)	—	—	—	(3,175,768)	(3,175,768)

Balance – June 30, 2004 (Unaudited)	50,724,473	$5,072	$32,946,362	$(32,305,861)	$645,573

Balance - December 31, 2004	66,115,713	$6,611	$33,234,036	$(33,110,325)	$130,322

Capital Contribution – Interest Expense	—	—	5,136	—	5,136
Stock Options Granted -
Compensation for Services Rendered	—	—	3,622	—	3,622
Common Shares Issued -
Compensation for Services Rendered	15,233,000	1,524	1,171,979	—	1,173,503
Sale of Shares Under the Stock Subscription Agreements	—	—	293,835	—	293,835
Net Loss for the Period (Unaudited)	—	—	—	(1,737,569)	(1,737,569)

Balance – June 30, 2005 (Unaudited)	81,348,713	$8,135	$34,708,608	$(34,847,894)	$(131,151)

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004

Revenues
Licensing and Royalty Revenue	$37,500	$37,500
Net Sales	6,267	17,266

Total Revenue	43,767	54,766

Expenses
Cost of Sales	70,831	4,259
General and Administrative	111,562	448,729
Marketing and Business Development	291,606	1,138,173
Research and Development	5,411	32,895
Depreciation and Amortization	18,524	17,901

Total Expenses	497,934	1,641,957

Loss Before Other Expenses	(454,167)	(1,587,191)

Other Expenses
Loss on Disposal of Leasehold Improvements	27,633	—
Premium on Issuance of Warrants	—	2,928
Interest Expense	2,706	1,869

Total Other Expenses	30,339	4,797

Net Loss for the Period	$(484,506)	$(1,591,988)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	78,259,153	50,403,814

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004

Revenues
Licensing and Royalty Revenue	$75,000	$37,500
Net Sales	181,487	35,902

Total Revenue	256,487	73,402

Expenses
Cost of Sales	434,437	8,222
General and Administrative	314,334	646,616
Marketing and Business Development	1,154,082	1,303,755
Research and Development	21,448	64,134
Depreciation and Amortization	36,986	35,070

Total Expenses	1,961,287	2,057,797

Loss Before Other Expenses	(1,704,800)	(1,984,395)

Other Expenses
Loss on Disposal of Leasehold Improvements	27,633	—
Premium on Issuance of Warrants	—	627,635
Interest Expense	5,136	3,738
Lawsuit Settlement	—	560,000

Total Other Expenses	32,769	1,191,373

Net Loss for the Period	$(1,737,569)	$(3,175,768)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.06)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	76,460,166	49,145,124

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities

Net Loss for the Period	$(1,737,569)	$(3,175,768)

Adjustments to Reconcile Net Loss for the Period
to Net Cash Flows from Operating Activities:
Depreciation and Amortization	36,986	35,070
Capital Contributions:
Premium on the Issuance of Warrants	—	627,635
Deemed Interest Expense on
Loans from Stockholders	5,136	3,738
Deferred Licensing Revenue	(18,750)	(18,750)
Share and Option Grants to Consultants	1,075,125	1,093,508
Shares Issued for Lawsuit Settlement	—	560,000
Inventory Obsolescence Reserve	326,682	—
Loss on Disposal of Leasehold Improvements	27,633	—

Changes in Assets and Liabilities:
Accounts Receivable	(199,316)	827
Inventory	114,064	19,460
Prepaid Expenses	12,551	(27,047)
Accounts Payable and Accrued Expenses	69,529	(248,252)
Net Cash Flows from Operating Activities	(287,929)	(1,129,579)

Cash Flows from Investing Activities
Investment in Patents and Trademarks – Net	(18,189)	(72,012)
Net Cash Flows from Investing Activities	(18,189)	(72,012)

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	—	580
Proceeds from the Sale of Shares Under
Share Subscription Agreements	293,835	1,316,010
Advances from Stockholders	20,000	—
Proceeds from Exercise of Warrants	—	259,373
Net Cash Flows from Financing Activities	313,835	1,575,963

Net Change in Cash and Cash Equivalents	7,717	374,372
Cash and Cash Equivalents - Beginning of Period	65,866	25,132
Cash and Cash Equivalents - End of Period	$73,583	$399,504

The accompanying notes are an integral part of these financial statements.

-continued-

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York STATEMENTS OF CASH FLOWS (UNAUDITED) – continued

	Six Months Ended
	June 30,
	2005	2004

Non-Cash Investing and Financing Activities
Common Stock Issued in Lieu of Cash Payment of
Accounts Payable and Accrued Expenses	$102,000	$—

SUPPLEMENTAL DISCLOSURE
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note A -	Basis of Presentation

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

the shelf life of the inventory. The Company has revised its estimate of the demand for the Company’s  product and recorded an inventory obsolescence provision for the estimated excess inventory as at June  30, 2005 in the amount of $326,682, due to the product expiration in August 2005.

	June 30,	December 31,
	2005	2004

IPM Wound GelTM	$326,682	$438,621
Raw Materials	—	2,125
	326,682	440,746
Inventory Obsolescence	(326,682)	—

Inventories	$—	$440,746

Note D -	Share and Option Grants

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005		June 30, 2005

Net loss
As reported	$484,506	$1,591,988	$1,737,569	$3,175,768
Pro forma	$484,506	$1,591,988	$1,737,569	$3,175,768
Net Loss per share
As reported	$0.01	$0.03	$0.02	$0.06
Pro forma	$0.01	$0.03	$0.02	$0.06

Note E -	Concentrations

During the period ended June 30, 2005, the Company generated sales from one customer representing 88% of total net sales.

L.A.M. PHARMACEUTICAL, CORP. (A DELAWARE CORPORATION) Lewiston, New York NOTES TO FINANCIAL STATEMENTS

Note F -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring negative cash flows from operations and recurring net losses, which has resulted in an accumulated deficit of $34,847,894 at June 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.             Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

                    In May 2004, Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of IxoraTM for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year and $150,000 for the second year of sales. As of June 30, 2005 we have received royalty payments of $75,000.

                    In January 2004, we announced the veterinary application of our L.A.M. IPM Wound GelTM targeting Pyotraumatic dermatitis, commonly known as hot spots suffered by dogs. We are currently seeking licensing or partnership opportunity with companies already well established in the veterinary field and presently do not intend on marketing this application under our own brand.

                    Our revenue in the first six months of 2005 increased to $256,000 compared to $73,000 in the same period in the prior year. This increase in revenue is primarily attributable to increased sales of our IPM Wound GelTM to our distributor in China and licensing and royalty revenue that did not occur until the second quarter of 2004. Our operating expenses decreased from $2,058,000 in 2004 to $1,961,000 in 2005 primarily as a result of an overall decrease in general and administrative and marketing and business development expenses, offset by the addition of an inventory obsolescence reserve. Net loss for the six months decreased to $1,737,000 in 2005 compared to $3,176,000 in 2004.

Selected Financial Data

                    The summary financial data set forth below with respect to the statements of operations for the six months ended June 30, 2005 and 2004 and with respect to the balance sheets as at June 30, 2005 and December 31, 2004, are derived from, and should be read in conjunction with the financial statements and the related notes.

Income Statement Data:

	For the Six Months Ended
	June 30,		Percentage
	2005	2004	Change
Revenue	$256,487	73,402	249%
Operating Expenses	1,961,287	2,057,797	5%
Other Expenses	32,769	1,191,373
Net Loss	$(1,737,569)	$(3,175,768)

Balance Sheet Data:

	As at
	June 30, 2005	December 31, 2004
Current Assets	$ 341,022	$ 587,286
Total Assets	1,002,808	1,295,502
Current Liabilities	964,414	995,775
Total Liabilities	1,133,959	1,165,180
Working Capital (Deficiency)	(623,392)	(408,489)
Stockholders' Equity (Deficit)	(131,151)	130,322

Results of Operations

Three months Ended June 30, 2005 compared with Three Months Ended June 30, 2004

Revenues

                    In May 2004 Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of IxoraTM for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year and $150,000 for the second year of sales. During the three months ended June 30, 2005 we recorded royalty revenue of $37,500.

                    Sales of our IPM Wound GelTM during the second quarter of 2005 decreased by $11,000 to $6,000 from sales in the same quarter of 2004 of $17,000. The decrease in sales resulted from the approach of the product’s expiry date in the third quarter of 2005.

Cost of Goods Sold

                    Cost of Goods Sold for the three months ended June 30, 2005 were $71,000, representing an increase of $67,000 from $4,000 in 2004. The increase includes an overall decrease in sales and a charge for obsolete inventory of $70,000. The gross profit percentage of 81% for the first quarter of 2005 increased when compared to 75% for the first quarter of 2004.

General and Administrative Expenses

                    General and administrative expenses for the three months ended June 30, 2005 decreased $337,000 to $112,000 from $449,000 for the three months ended June 30, 2004. The decrease resulted from investor relations expenses incurred in 2004 that did not incur in the current year, an increase in 2004 officers’ salaries as a result of a bonus related to regulatory approval in China and the company’s continuing its efforts to reduce ongoing operating costs.

                    The primary components of general and administrative expenses for the three months ended June 30, 2005 and 2004 were as follows:

	Three months ended
	June 30,
	2005	2004
Officers’ salaries	$ 16,200	$ 26,875
Employee salaries and benefits	16,522	21,983
Investor relations	5,238	246,679
Legal and auditing (including SEC filings)	29,663	30,154
Insurance	1,205	11,772
Shares and options issued to consultants	23,636	66,432
Other expenses	19,098	44,834
Total	111,562	448,729

Marketing and Business Development Expense

                    Marketing and business development expense for the three months ended June 30, 2005 decreased $846,000 to $292,000 from $1,138,000 for the three months ended June 30, 2004. The decrease resulted from a reduction of costs relating non-cash charge for the issuance of shares to companies for services rendered regarding potential acquisitions and partnership opportunities.

Research and Development Expense

                    Research and development expenses for the three months ended June 30, 2005 decreased $28,000 to $5,000 from $33,000 for the three months ended June 30, 2004. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. Costs incurred during the quarter represent fixed costs of running our R&D department. As our products obtain acceptance and adequate cash resources become available we will increase our research and development expenditures and accelerate the development of additional products.

Six months Ended June 30, 2005 compared with Six Months Ended June 30, 2004

Revenues

                    In May 2004 Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of IxoraTM for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year and $150,000 for the second year of sales. During the six months ended June 30, 2005 we recorded royalty revenue of $56,250 and have taken into income a portion of the deferred royalty revenue equal to the royalty payments received of $18,750.

                    Sales of our IPM Wound GelTM during the first half of 2005 increased by $145,000 to $181,000 from sales in the same quarter of 2004 of $36,000. The increase in sales resulted from our efforts in distributing our product in China.

Cost of Goods Sold

                    Cost of Goods Sold for the six months ended June 30, 2005 were $434,000, representing an increase of $426,000 from $8,000 in 2004. The increase includes an overall increase in sales and a charge for obsolete inventory of $327,000. The gross profit percentage of 41% for the first half of 2005 decreased when compared to 77% for the half quarter of 2004. The decrease in the gross profit percentage resulted from lower margin sales to our distributor in China.

General and Administrative Expenses

                    General and administrative expenses for the six months ended June 30, 2005 decreased $333,000 to $314,000 from $647,000 for the three months ended June 30, 2004. The decrease resulted from investor relations expenses incurred in 2004 that did not incur in the current year, an increase in 2004 officers’ salaries as a result of a bonus related to regulatory approval in China and the company’s continuing its efforts to reduce ongoing operating costs.

                    The primary components of general and administrative expenses for the six months ended June 30, 2005 and 2004 were as follows:

	Six months ended
	June 30,
	2005	2004
Officers’ salaries	$ 25,825	$ 39,625
Employee salaries and benefits	38,076	47,654
Investor relations	13,639	254,534
Financial consulting	13,527	13,011
Legal and auditing (including SEC filings)	42,291	80,534
Insurance	10,100	15,003
Shares and options issued to consultants	96,022	96,663
Other expenses	74,854	99,592
Total	314,334	646,616

Marketing and Business Development Expense

                    Marketing and business development expense for the six months ended June 30, 2005 decreased $150,000 to $1,154,000 from $1,304,000 for the six months ended June 30, 2004. The decrease resulted from a reduction of costs relating non-cash charge for the issuance of shares to companies for services rendered regarding potential acquisitions and partnership opportunities.

Research and Development Expense

                    Research and development expenses for the six months ended June 30, 2005 decreased $43,000 to $21,000 from $64,000 for the six months ended June 30, 2004. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. Costs incurred during the current year represent fixed costs of running our R&D department. As our products obtain acceptance and adequate cash resources become available we will increase our research and development expenditures and accelerate the development of additional products.

Liquidity and Sources of Capital

Six Months ended June 30, 2005

                    Our cash and cash equivalents as of June 30, 2005 was $73,583. Our working capital decreased by $215,000 from a deficiency of $408,000 as of December 31, 2004 to a deficiency of $623,000 as of June 30, 2005.

                    Our operations used approximately $288,000 in cash during the six months ended June 30, 2005 compared to $1,130,000 used in the same period in the prior year. This was primarily due to the Company’s continuing efforts to reduce operating costs and the reduction of inventory. This was offset by an increase in accounts receivable of $199,000.

                    During this period we also invested $18,000 in patents and trademarks.

                    During the six months ended June 30, 2005, funds were raised principally from subscription agreements for the issuance of our common stock in the amount of $294,000.

                    During the six months ended June 30, 2005 we sold units of our common stock in which each unit consists of shares of our common stock plus warrants. Through private placements we sold 5,639,676 shares of our common stock, plus warrants for the purchase of an additional 4,979,756 shares to 15 investors for proceeds totaling $293,745. Full proceeds were received prior to June 30, 2005. As of June 30, 2005 we have not issued the common stock in relation to the private placement. Each warrant will entitle the holder to purchase one share of common stock at varying dates prior to July 1, 2008 at exercise prices varying from $0.04 per share to $0.75 per share.

                    Historically, we have relied on the proceeds from the capital raised from the issuance of debt and equity securities to individual investors and related parties to sustain our operations. While we are currently seeking capital, there can be no assurance that we will be able to obtain financing or sell assets on commercially acceptable terms to meet our capital requirements. Our inability to raise capital will have a material adverse effect on our financial condition, ability to meet our obligations and operating needs, and results of operations.

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

PART II
OTHER INFORMATION

Item 2.             Changes in Securities

                    During the six months ended June 30, 2005 we sold units of our common stock in which each unit consists of shares of our common stock plus warrants. Through private placements we sold 5,639,676 shares of our common stock, plus warrants for the purchase of an additional 4,979,756 shares to 15 investors for proceeds totaling $293,745. Full proceeds were received prior to June 30, 2005. As of June 30, 2005 we have not issued the common stock in relation to the private placement. Each warrant will entitle the holder to purchase one share of common stock at varying dates prior to July 1, 2008 at exercise prices varying from $0.04 per share to $0.75 per share.

                    On June 6, 2005 we filed a registration statement with the United States Securities and Exchange Commission (Commission File No. 333-125554) to register the common shares issued as a result of this private placement. On June 27, 2005 we filed Amendment No. 1 to this registration statement. The registration statement was declared effective by the SEC on June 29, 2005.

Item 6.             Exhibits

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

L.A.M. PHARMACEUTICAL, CORP.

August 15, 2005	By:	/s/ Joseph T. Slechta
Joseph T. Slechta, President, Chief Executive Officer, Principal
Financial Officer and Chief Accounting Officer