Form 10QSB
period 2005-09-30
LAM PHARMACEUTICAL CORP
filed 2005-11-21
CIK 1071272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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
YES ☒ NO ☐

As of October 31, 2005, we had 115,499,579 issued and outstanding shares of common stock.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements

L.A.M. PHARMACEUTICAL, CORP.

(A DELAWARE CORPORATION)
Lewiston, New York

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2005

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$28,362	$65,866
Accounts Receivable, net	134,066	4,795
Inventory	—	440,746
Prepaid Expenses	64,945	75,879

Total Current Assets	227,373	587,286

Property and Equipment - Net of Accumulated Depreciation	26,773	73,587

Other Assets
Patents and Trademarks - Net of Accumulated Amortization	617,135	634,629

Total Assets	$871,281	$1,295,502

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$886,958	$864,525
Current Portion of Deferred Licensing Revenue	—	131,250

Total Current Liabilities	886,958	995,775

Other Liabilities
Due to Stockholders	169,545	149,545
Deferred Licensing Revenue	—	19,860

Total Liabilities	1,056,503	1,165,180

Stockholders' Equity (Deficit)
Common Stock - $.0001 Par; 150,000,000 Shares Authorized;
112,279,579 and 66,115,713 Shares
Issued and Outstanding, Respectively	11,228	6,611
Additional Paid-In Capital	35,014,105	33,234,036
Accumulated Deficit	(35,210,555)	(33,110,325)

Total Stockholders' Equity (Deficit)	(185,222)	130,322

Total Liabilities and Stockholders' Equity (Deficit)	$871,281	$1,295,502

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Number	Common	Paid-In	Accumulated	Stockholders'
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2003	45,809,364	$4,581	$29,022,904	$(29,130,093)	$(102,608)

Capital Contribution – Interest Expense	—	—	5,764	—	5,764
Stock Options Granted -
Compensation for Services Rendered	—	—	752,564	—	752,564
Common Shares Issued -
Compensation for Services Rendered	481,560	48	416,189	—	416,237
Sale of Shares Under the Stock Subscription Agreements	300,000	30	1,239,480	—	1,239,510
Proceeds from Warrant Exercise	2,133,549	213	259,160	—	259,373
Premium on the Issuance of Warrants	—	—	627,635	—	627,635
Common Stock Issued in Settlement of Lawsuit	2,000,000	200	559,800	—	560,000
Collection of Receivable on Option Exercise	—	—	580	—	580
Collection of Receivable on Sale of Stock Subscription Agreements	—	—	94,000	—	94,000
Net Loss for the Period (Unaudited)	—	—	—	(3,525,867)	(3,525,867)

Balance – September 30, 2004 (Unaudited)	50,724,473	$5,072	$32,978,076	$(32,655,960)	$327,188

Balance - December 31, 2004	66,115,713	$6,611	$33,234,036	$(33,110,325)	$130,322

Capital Contribution – Interest Expense	—	—	8,315	—	8,315
Stock Options Granted -
Compensation for Services Rendered	—	—	5,433	—	5,433
Common Shares Issued -
Compensation for Services Rendered	34,863,000	3,487	1,450,549	—	1,454,036
Sale of Shares Under the Stock Subscription Agreements	11,300,866	1,130	315,772	—	316,902
Net Loss for the Period (Unaudited)	—	—	—	(2,100,230)	(2,100,230)

Balance – September 30, 2005 (Unaudited)	112,279,579	$11,228	$35,014,105	$(35,210,555)	$(185,222)

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2005	2004

Revenues
Licensing and Royalty Revenue	$94,860	$37,500
Net Sales	—	18,057

Total Revenue	94,860	55,557

Expenses
Cost of Sales	—	4,754
General and Administrative	189,713	174,804
Marketing and Business Development	246,106	189,656
Research and Development	—	16,016
Depreciation and Amortization	18,523	18,400

Total Expenses	454,342	403,630

Loss Before Other Expenses	(359,482)	(348,073)

Other Expenses
Loss on Disposal of Leasehold Improvements	—	—
Premium on Issuance of Warrants	—	—
Interest Expense	3,179	2,026
Lawsuit Settlement	—	—

Total Other Expenses	3,179	2,026

Net Loss for the Period	$(362,661)	$(350,099)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	98,091,765	50,724,473

The accompanying notes are an integral part of these financial statements.

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004

Revenues
Licensing and Royalty Revenue	$169,860	$75,000
Net Sales	181,487	53,959

Total Revenue	351,347	128,959

Expenses
Cost of Sales	434,437	12,976
General and Administrative	504,047	821,420
Marketing and Business Development	1,400,188	1,493,411
Research and Development	21,448	80,150
Depreciation and Amortization	55,509	53,470

Total Expenses	2,415,629	2,461,427

Loss Before Other Expenses	(2,064,282)	(2,332,468)

Other Expenses
Loss on Disposal of Leasehold Improvements	27,633	—
Premium on Issuance of Warrants	—	627,635
Interest Expense	8,315	5,764
Lawsuit Settlement	—	560,000

Total Other Expenses	35,948	1,193,399

Net Loss for the Period	$(2,100,230)	$(3,525,867)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.07)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	83,749,936	49,675,416

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities

Net Loss for the Period	$(2,100,230)	$(3,525,867)

Adjustments to Reconcile Net Loss for the Period
to Net Cash Flows from Operating Activities:
Depreciation and Amortization	55,509	53,470
Capital Contributions:
Premium on the Issuance of Warrants	—	627,635
Deemed Interest Expense on
Loans from Stockholders	8,315	5,764
Deferred Licensing Revenue	(151,110)	(37,500)
Share and Option Grants to Consultants	1,357,469	1,105,696
Shares Issued for Lawsuit Settlement	—	560,000
Inventory Obsolescence Reserve	326,682	—
Loss on Disposal of Leasehold Improvements	27,633	—

Changes in Assets and Liabilities:
Accounts Receivable	(129,271)	1,234
Inventory	114,064	31,647
Prepaid Expenses	10,934	(25,963)
Accounts Payable and Accrued Expenses	124,433	(246,646)
Net Cash Flows from Operating Activities	(355,572)	(1,450,530)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(645)	—
Investment in Patents and Trademarks – Net	(18,189)	(92,914)
Net Cash Flows from Investing Activities	(18,834)	(92,914)

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	—	580
Proceeds from the Sale of Shares Under
Share Subscription Agreements	316,902	1,333,510
Advances from Stockholders	20,000	—
Proceeds from Exercise of Warrants	—	259,373
Net Cash Flows from Financing Activities	336,902	1,593,463

Net Change in Cash and Cash Equivalents	(37,504)	50,019
Cash and Cash Equivalents - Beginning of Period	65,866	25,132
Cash and Cash Equivalents - End of Period	$28,362	$75,151

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

The Company has revised its estimate of the demand for the Company’s product and recorded an inventory obsolescence provision for the estimated excess inventory as at September 30, 2005 in the amount of $326,682, due to the product expiration in August 2005.

	September 30,	December 31,
	2005	2004

IPM Wound Gel™	$326,682	$438,621
Raw Materials	—	2,125
	326,682	440,746
Inventory Obsolescence	(326,682)	—

Inventories	$—	$440,746

Note D -	Share and Option Grants

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the following pro forma amounts:

	For the Three Months		For the Nine Months Ended
		Ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004
Net loss
As reported	$362,661	$350,099	$2,100,230	$3,525,867
Pro forma	$362,661	$350,099	$2,100,230	$3,525,867
Net Loss per share
As reported	$0.00	$0.01	$0.03	$0.07
Pro forma	$0.00	$0.01	$0.03	$0.07

L.A.M. PHARMACEUTICAL, CORP.
(A DELAWARE CORPORATION)
Lewiston, New York

NOTES TO FINANCIAL STATEMENTS

Note E -	Licensing Agreement

The Company has an exclusive license agreement (the "License Agreement") with Ixora Bio-Medical Company, Inc. ("Ixora"). Under the License Agreement, Ixora paid the Company $500,000 cash and 2,025,000 common stock of Ixora for the exclusive rights of the Company’s male and female sexual dysfunction product technology. Ixora has also agreed to pay all costs for the development, registration and protection of intellectual property, including but not limited to patent costs, raw material costs, clinical development costs and compensation of all Company personnel involved in the sexual dysfunction product technology. The Company must obtain written consent from Ixora on the reimbursement of costs in excess of $10,000 per quarter.

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

The Company determined that the share portion of the licensing fee should not be recorded as revenue until royalty revenue is earned from Ixora. During the third quarter of 2005, the Company determined that it would be forced to cancel the Licensing Agreement for non-payment. At the same time, all receivables from Ixora were written off to bad debt.

Subsequent to September 30, 2005, the Company entered into a new agreement with Exoris Inc. ("Exoris"). Under the License agreement, Exoris paid the Company $100,000 cash.

Note F -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring negative cash flows from operations and recurring net losses, which has resulted in an accumulated deficit of $35,210,555 at September 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. As at the date of filing, the Company has received the initial upfront payment from Exoris of $100,000 cash. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note G -	Legal Proceedings

A complaint was filed against the Company on August 3, 2005, in the 11th judicial circuit court in and for Miami-Dade County, Florida, which complaint was subsequently amended on October 31, 2005 (as amended, the “CRG Complaint”), by Capital Research Group, Inc. (“CRG”). The CRG Complaint alleged that the Company breached the terms of a Satisfaction Agreement previously entered into between CRG and the Company relating to a contractual dispute, whereby the Company agreed to deliver shares of its common stock and warrants to CRG. CRG alleges that the number of shares delivered was insufficient and is seeking damages in the principal amount of $132,000. The Company does not believe CRG’s claim has merit and intends to vigorously defend the CRG Complaint. CRG has also filed a demand for arbitration with the American Arbitration Association (the “Arbitration Action”) seeking $288,902, together with prejudgment interest, in connection with a Consulting Agreement between the Company and CRG dated April 19, 2004 (the “Consulting Agreement”). The Company has not been formally served with the Arbitration Action, but intends to oppose CRG’s demands in the Arbitration Action and believes that no amounts are due to CRG under the Consulting Agreement.

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

     In May 2004, Ixora Bio-Medical Co. (“Ixora”) announced that it had commenced commercial sales of Ixora™ for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year and $150,000 for the second year of sales. As of September 30, 2005 we have cancelled their licensing agreement due to non-payment.

     In January 2004, we announced the veterinary application of our L.A.M. IPM Wound Gel™ targeting Pyotraumatic dermatitis, commonly known as hot spots suffered by dogs. We are currently seeking licensing or partnership opportunity with companies already well established in the veterinary field and presently do not intend on marketing this application under our own brand.

     Our revenue in the first nine months of 2005 increased to $351,000 compared to $129,000 in the same period in the prior year. This increase in revenue is primarily attributable to increased sales of our IPM Wound Gel™ to our distributor in China, licensing and royalty revenue that did not occur until the second quarter of 2004. and the write off of the remaining deferred licensing revenue. Our operating expenses decreased from $2,461,000 in 2004 to $2,416,000 in 2005 primarily as a result of an overall decrease in general and administrative (specifically salaries and rent expense), marketing and business development expenses, and research and development, offset by the addition of an inventory obsolescence reserve. Net loss for the nine months decreased to $2,100,000 in 2005 compared to $3,526,000 in 2004.

Selected Financial Data

     The summary financial data set forth below with respect to the statements of operations for the nine months ended September 30, 2005 and 2004 and with respect to the balance sheets as at September 30, 2005 and December 31, 2004, are derived from, and should be read in conjunction with the financial statements and the related notes.

Income Statement Data:

	For the Nine Months Ended
	September 30,		Percentage
	2005	2004	Change
Revenue	$351,347	128,959	272%
Operating Expenses	2,415,629	2,461,427	(2%	)
Other Expenses	35,948	1,193,399
Net Loss	$(2,100,230)	$(3,525,867)

Balance Sheet Data:

	As at
	September 30, 2005	December 31, 2004
Current Assets	$227,373	$587,286
Total Assets	871,281	1,295,502
Current Liabilities	886,958	995,775
Total Liabilities	1,056,503	1,165,180
Working Capital (Deficiency)	(659,585)	(408,489)
Stockholders' Equity (Deficit)	(185,222)	130,322

Results of Operations

Three months Ended September 30, 2005 compared with Three Months Ended September 30, 2004

Revenues

     In May 2004 Ixora announced that it had commenced commercial sales of Ixora™ for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year and $150,000 for the second year of sales. During the three months ended September 30, 2005 we recorded royalty revenue of $0 and recognized the remaining balance of the deferred licensing revenue as part of the cancellation of the Ixora agreement.

     Sales of our IPM Wound Gel™ during the third quarter of 2005 decreased by $6,000 to $0 from sales in the same quarter of 2004 of $18,000. The decrease in sales resulted from the product’s expiry date in the third quarter of 2005. Subsequent to the end of the third quarter, Company is arranging for the production of a new batch of IPM Wound Gel™ which is expected to be available for sale by the first quarter of 2006.

Cost of Goods Sold

     Cost of Goods Sold for the three months ended September 30, 2005 were $0, representing a decrease of $4,750 from $4,750 in 2004. The decrease includes an overall decrease in sales.

General and Administrative Expenses

     General and administrative expenses for the three months ended September 30, 2005 increased $15,000 to $190,000 from $175,000 for the three months ended September 30, 2004. The increase resulted from issuance of stock for services rendered to consultants.

     The primary components of general and administrative expenses for the three months ended September 30, 2005 and 2004 were as follows:

	Three months ended
	September 30,
	2005	2004
Officers’ salaries	$ 15,000	$ 11,875
Employee salaries and benefits	11,020	26,088
Investor relations	1,857	9,960
Legal and auditing (including SEC filings)	43,341	46,207
Insurance	—	19,048
Shares and options issued to consultants	89,311	12,188
Other expenses	29,184	49,438
Total	189,713	174,804

Marketing and Business Development Expense

     Marketing and business development expense for the three months ended September 30, 2005 increased $56,000 to $246,000 from $190,000 for the three months ended September 30, 2004. The increase resulted from services performed in connection with obtaining distribution agreements in Central and South America.

Research and Development Expense

     Research and development expenses for the three months ended September 30, 2005 decreased $16,000 to $0 from $16,000 for the three months ended September 30, 2004. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. As our products obtain acceptance and adequate cash resources become available we will increase our research and development expenditures and accelerate the development of additional products.

Nine months Ended September 30, 2005 compared with Nine Months Ended September 30, 2004

Revenues

     In May 2004 Ixora announced that it had commenced commercial sales of Ixora™ for Women. Upon commencement of commercial sales of this OTC product, Ixora is required to pay us royalties of 6.5% of all net sales with a minimum royalty payment of $75,000 for the first year and $150,000 for the second year of sales. During the quarter ended September 30, 2005 we wrote off all accrued royalty revenue for the year of $56,250 and have taken into income a portion of the deferred royalty revenue equal to the royalty payments received of $18,750.

     Sales of our IPM Wound Gel™ during the nine months ended September 30, 2005 increased by $127,000 to $181,000 from sales in the same period of 2004 of $54,000. The increase in sales resulted from our efforts in distributing our product in China.

Cost of Goods Sold

     Cost of Goods Sold for the nine months ended September 30, 2005 were $434,000, representing an increase of $421,000 from $13,000 in 2004. The increase includes an overall increase in sales and a charge for obsolete inventory of $327,000. The gross profit percentage of (69%) for the nine months ended September 30, 2005 decreased when compared to 90% for the same period of 2004. The decrease in the gross profit percentage resulted from lower margin sales to our distributor in China and lack of sales in Q3.

General and Administrative Expenses

     General and administrative expenses for the nine months ended September 30, 2005 decreased $317,000 to $504,000 from $821,000 for the nine months ended September 30, 2004. The decrease resulted from investor relations expenses incurred in 2004 that did not incur in the current year, an increase in 2004 officers’ salaries as a result of a bonus related to regulatory approval in China and the company’s continuing its efforts to reduce ongoing operating costs.

     The primary components of general and administrative expenses for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine months ended
	September 30,
	2005	2004
Officers’ salaries	$ 40,825	$ 51,000
Employee salaries and benefits	49,096	73,742
Investor relations	15,496	277,505
Financial consulting	13,527	—
Legal and auditing (including SEC filings)	85,632	126,741
Insurance	10,100	34,051
Shareholder special meeting expenses	—	7,496
Shares and options issued to consultants	185,333	101,355
Other expenses	104,038	149,030
Total	504,047	821,420

Marketing and Business Development Expense

     Marketing and business development expense for the nine months ended September 30, 2005 decreased $93,000 to $1,400,000 from $1,493,000 for the nine months ended September 30, 2004. The decrease resulted from a reduction of costs related to promotional marketing activities.

Research and Development Expense

     Research and development expenses for the nine months ended September 30, 2005 decreased $59,000 to $21,000 from $80,000 for the nine months ended September 30, 2004. We have chosen to reduce our research and development expenditures in order to focus on establishing our existing products in the market place. Costs incurred during the current year represent fixed costs of running our R&D department. As our products obtain acceptance and adequate cash resources become available we will increase our research and development expenditures and accelerate the development of additional products.

Liquidity and Sources of Capital

Nine Months ended September 30, 2005

     Our cash and cash equivalents as of September 30, 2005 was $28,000. Our working capital decreased by $252,000 from a deficiency of $408,000 as of December 31, 2004 to a deficiency of $660,000 as of September 30, 2005.

     Our operations used approximately $356,000 in cash during the nine months ended September 30, 2005 compared to $1,451,000 used in the same period in the prior year. This was primarily due to the Company’s continuing efforts to reduce operating costs and the reduction of inventory. This was offset by an increase in accounts receivable of $129,000.

     During this period we also invested $18,000 in patents and trademarks and $600 in property and equipment.

     During the nine months ended September 30, 2005, funds were raised principally from subscription agreements for the issuance of our common stock in the amount of $317,000.

     During the nine months ended September 30, 2005 we sold units of our common stock in which each unit consists of shares of our common stock plus warrants. Through private placements we sold 5,639,676 shares of our common stock, plus warrants for the purchase of an additional 4,979,756 shares to 15 investors for proceeds totaling $293,745. Full proceeds were received prior to September 30, 2005. Each warrant will entitle the holder to purchase one share of common stock at varying dates prior to July 1, 2008 at exercise prices varying from $0.04 per share to $0.75 per share.

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

PART II
OTHER INFORMATION

Item 1       Legal Proceedings

     A complaint was filed against the Company on August 3, 2005, in the 11th judicial circuit court in and for Miami-Dade County, Florida, which complaint was subsequently amended on October 31, 2005 (as amended, the “CRG Complaint”), by Capital Research Group, Inc. (“CRG”). The CRG Complaint alleged that the Company breached the terms of a Satisfaction Agreement previously entered into between CRG and the Company relating to a contractual dispute, whereby the Company agreed to deliver shares of its common stock and warrants to CRG. CRG alleges that the number of shares delivered was insufficient and is seeking damages in the principal amount of $132,000. The Company does not believe CRG’s claim has merit and intends to vigorously defend the CRG Complaint. CRG has also filed a demand for arbitration with the American Arbitration Association (the “Arbitration Action”) seeking $288,902, together with prejudgment interest, in connection with a Consulting Agreement between the Company and CRG dated April 19, 2004 (the “Consulting Agreement”). The Company has not been formally served with the Arbitration Action, but intends to oppose CRG’s demands in the Arbitration Action and believes that no amounts are due to CRG under the Consulting Agreement.

Item 2      Changes in Securities

     During the nine months ended September 30, 2005 we sold units of our common stock in which each unit consists of shares of our common stock plus warrants. Through private placements we sold 5,639,676 shares of our common stock, plus warrants for the purchase of an additional 4,979,756 shares to 15 investors for proceeds totaling $293,745. Full proceeds were received prior to September 30, 2005. Each warrant will entitle the holder to purchase one share of common stock at varying dates prior to July 1, 2008 at exercise prices varying from $0.04 per share to $0.75 per share.

     On June 6, 2005 we filed a registration statement with the United States Securities and Exchange Commission (Commission File No. 333-125554) to register the common shares issued as a result of this private placement. On June 27, 2005 we filed Amendment No. 1 to this registration statement. The registration statement was declared effective by the SEC on June 29, 2005.

Item 6      Exhibits

Number	Title

31.1	Certification by Joseph T. Slechta, President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification by Joseph T. Slechta, President, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

L.A.M. PHARMACEUTICAL, CORP.

November 21, 2005	By:	/s/ Joseph T. Slechta
Joseph T. Slechta, President, Chief Executive Officer, Principal
Financial Officer and Chief Accounting Officer