Form 10-K
period 2020-12-31
EASTON PHARMACEUTICALS INC.
filed 2021-12-22
CIK 1071272

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
  Item 16. Form 10-K Summary

SIGNATURES

PART I

Item 1. Business.

Product and Market Overview

Parallel Industries Inc., changed its name on December 23, 2020, formerly EASTON PHARMACEUTICALS, Inc. is the owner, developer and distributor of a variety of women’s health care products and specifically of a proprietary transdermal delivery technology that has been incorporated in a line of therapeutic OTC products (Viorra Delivery Matrix or “VDM”) that management believes will be commercialized to transport various medicinal ingredients in vivo. The combination of the delivery technology and active ingredients together is intended to be developed and commercialized for marketing and sale on a global basis. Active ingredients include or will include a combination of generally recognized as safe (“GRAS”) additives, approved cosmetic ingredients or approved drugs (the combination of the VDM trans dermal delivery matrix and any drugs are not currently approved or cleared in any jurisdiction). The Company’s products are currently in various stages of commercialization: basic research; proof of concept research; development; and commercialization. Product commercialization is currently focused on the Company’s product, “Viorra”, an aid to the relief of female sexual arousal disorder (FSAD). Since 2009 the Company has not recognized material sales of Viorra or other VDM-based products to date.

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

In anticipation of the closing and at the request of Mario Parravano, Easton advanced funds to Parravano on multiple occasions from the time the Share Exchange Agreement was signed and up until the closing of the purchase. These advances were to be credited against the purchase price. The acquisition was completed in escrow on April 24, 2019 and Mario Parravano and Barbara Parravano had numerous undertakings to fulfil and deliverables to provide. Easton intended on expanding the existing business, as well as enter the lucrative cannabis edibles market. Mario Parravano represented that he had the technical knowledge and the skills to create medicinal cannabis formulas and that formed part of his duties which was outlined in the Consulting Agreement that Easton signed with Mario Parravano, as part of the transaction, whereby he would remain on contract with Easton. Easton invested substantial funds in to the monthly operation of the business, deployed sales people and further invested in additional infrastructure, inventory, equipment and upgrades to grow the business.

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

Despite assurance from Parravno and his legal counsel that Parravano’s undertakings would be fulfilled, on several occasions post-closing, Parravano and his legal counsel failed to provide the closing deliverables, failed to properly provide title to and transfer the assets. Easton notified Parravano of his breach of contract and advised that no further funds be advanced nor would shares of Easton’s common stock be issued to Mario Parravano and Barbara Parravano until they remedied their breach.

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

Easton ended the lease at 111 Brockhouse Road, Toronto, Ontario and vacated the premises. Easton left all the equipment that formed part of its acquisition of Supreme Sweets Inc. in the premises and the owner/landlord of the property signed an Acknowledgement confirming that the equipment in the premises. Easton discontinued the food processing business.

On October 15, 2020, after almost one year from when the charges were brought, the Crown Attorney’s office WITHDREW ALL charges against Easton’s directors. Easton will be launching a claim against the vendors of Supreme Sweets Inc. for the damages and losses, among other, that it caused the Company and its directors.

Due to the Coronavirus global pandemic and the effects of Covid-19, the Company did not carry on any business during 2020 and did not commence any new initiatives due to uncertainties in the markets.

On December 23, 2020, the Company changed its name from Easton Pharmaceuticals, Inc. to Parallel Industries Inc. The Company will be rebranding and believes that the new name is more representative of the direction in which the Company will be heading in the future.

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

At this time, the Company is considering other options available to it for the use of the property, currently permitted under its zoning. As a condition precedent to funding, Easton relied upon an appraisal of the property, which was provided to it by 1124123, stating that the property has an appraised value in excess of $8 million Canadian, which is why Easton proceeded with the advance of funds to 1124123.

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

We have had limited operating history. We have incurred significant net losses from inception. As of December 31, 2020, we have reported an accumulated deficit of $39,821,040. We expect to continue to incur net losses and negative cash flow from operations in the near future, and we will continue to experience losses for at least as long as it takes our company to reach a sales level which will support profitable operations. There can be no assurance that we will achieve material revenues in the future. Should we achieve a level of revenues that make us profitable, there is no assurance that we can maintain or increase profitability levels in the future.

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

Holders

The number of shareholders of record of Common Shares at December 31, 2020 was 94. The number of shareholders of record is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the near future.

Unregistered Sales of Securities and Use of Proceeds

None.

Transfer Agent

EQ, formerly Corporate Stock Transfer, Inc., 3200 Cherry Creek South, Unit 430, Denver, Colorado 80209 USA

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

Revenue

During the Year Ended December 31, 2020, we generated no revenues as compared to $1,555,566 for the Year Ended December 31, 2019. The decrease in revenue was attributed to the stop of operations and the termination of contracts, along with the effects of the Covid-19 pandemic.

Operating Expenses

During the Year Ended December 31, 2020, we had operating expenses of $188,542 as compared to operating expenses of $523,171 for the Year Ended December 31, 2019. The decrease in operating expenses in 2020 compared to 2019 is primarily due to a decrease in expenses as a result of the limited activities the Company had.

Net Loss

The Company had a net loss for the Year Ended December 31, 2020 of $188,542 as compared to a net loss of $323,171 for the Year Ended December 31, 2019.

Cost of Revenues

Our cost of revenues for the Year Ended December 31, 2020 was $0 as compared to $1,354,171 for the Year Ended December 31, 2019. This is due to the fact that the Company had no revenues during 2020.

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

Going Concern Uncertainty

Until 2020, we devoted substantially all of our efforts to acquiring technology, product rights, development and raising capital. There is no certainty as to the continuance of our revenues as a result of the false allegations and charges against our directors. The development and commercialization of our projects are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses, negative working capital, and negative operating cash flow, and have a significant shareholders’ deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity and, to the extent available, short term and long-term loans. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which the Company does business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements.

The global spread of COVID-19 and actions taken in response have caused and may continue to cause disruptions and/or delays in our supply chain and shipments and caused significant economic and business disruption to the Company’s customers and vendors.

7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Table of Contents

  Balance Sheets
  Statement of Operations
  Statement of Stockholders’ Equity (Deficit)
  Statement of Cash Flows
  Notes to Financial Statements

Balance Sheets

PARALLEL INDUSTRIES INC. formerly EASTON PHARMACEUTICALS INC. Financial Statements For the Year Ended December 31, 2020 (Expressed in US dollars)

BALANCE SHEETS
UNAUDITED	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$——	$247,967
Inventory	——	1,789
Accrued Royalties (Note 8)	426,297

Total Current Assets	426,297	$249,756

Long-Term Investments
1124123 Ontario Inc. – 50.00% ownership (Note 1)	1,729,167	1,653,962

Other Assets
Prepaid Expense	——	1,850
Deposit on Real Estate (Note 2)	93,985	93,985
Equipment (Note 3)	——	6,980,065

Intangible Assets	——	250,000
Gaming software (Note 4)	1,402,588	1,402,588
Licensing right (VagiSan (VS-Sense), AmnioSense from CommonSense, Biolyse Pharma) Acquisition right (Note 5)	6,540,000	6,540,000

Total Assets	10,192,037	17,172,206

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$255,800	$845,100
Bank overdraft	——	48
Salaries and wages payable	365,000	609,500

Total Current Liabilities	620,800	1,454,648

Other Liabilities
Promissory note(s)	1,732,462	1,732,462
Other loans	750,000	6,726,855
Due to director(s)	180,150	161,074

Total Liabilities	3,283,412	10,075,039

Stockholders’ Equity (Deficit)
Preferred Stock    Authorized: 20,000,000 preferred shares par value $0.0001 each    Issued: nil preferred shares	——	——
Common Stock    Authorized: 3,000,000,000 common shares par value $0.0001 each    Issued: 1,344,932,973 common shares (1,344,932,973 as of December 31, 2020)	134,493	134,493
Additional paid-in capital	46,595,172	46,595,172
Accumulated deficit	(39,821,040)	(39,632,498)

Total Stockholders’ Equity (Deficit)	6,908,625	7,097,167

Total Liabilities and Stockholders’ Equity	$10,192,037	$17,172,206

Statement of Operations

STATEMENT OF OPERATIONS For the Year Ended December 31

UNAUDITED

Sales
Service revenue (note 6)	$——	$1,248,000
Cost of service revenue	——	948,480
Georgina Property Revenue	——	——
Food processing revenue (note 7)	——	307,566
Cost of food processing revenue	——	405,691
Royalties from Licensed Products	——

Gross Profit	——	200,395

Operating Expenses
Management fees	150,000	300,000
Subscription fees	——	6,800
Transfer agent	7,870	5,759
Professional fees	18,572	172,463
Marketing expense	——	5,321
General and administrative expense	12,100	33,223

Total Operating Expenses	188,542	523,566

Gain (Loss) Before Other Income (Expenses)	(188,542)	(323,171)

Other Income (Expenses)	——	——

Total Other Income (Expenses)	——	——

Net Gain (Loss) Before Taxes	——	——
Income taxes	——	——

Net Gain (Loss)	$(188,542)	$(323,171)
Loss per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,344,932,073	1,344,932,073

Statement of Stockholders’ Equity (Deficit)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the period December 31, 2006 through December 31, 2020

UNAUDITED	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance – December 31, 2006	38,421	$4	$35,148,993	$(35,588,313)	$(439,316)
Net loss December 31, 2007	——	——	——	(150,106)	(150,106)

Balance – December 31, 2007	38,421	$4	$35,148,993	$(35,738,419)	$(589,422)
Common shares issued:
   -to settle promissory note	14,258,220	1,426	12,832	——	14,258
Capital contribution – accounts payable beyond statute of limitations	——	——	886,958	——	886,958
Net loss December 31, 2008	——	——	——	(621,643)	(621,643)

Balance – December 31, 2008	14,296,641	$1,430	$36,048,783	$(36,360,062)	$(309,849)
Common shares issued:
   -to acquire Viorra assets	36,000,000	3,600	——	——	3,600
   -to acquire Ixora assets	8,000,000	800	545,345	——	546,145
   -to settle promissory notes	28,516,356	2,851	47,149	——	50,000
Net loss December 31, 2009	——	——	——	(15,665)	(15,665)

Balance – December 31, 2009	86,812,997	$8,681	$36,641,277	$(36,375,727)	$274,231
Net loss December 31, 2010	——	——	——	(56,774)	(56,774)

Balance – December 31, 2010	86,812,997	$8,681	$36,641,277	$(36,432,501)	$217,457
Issued for consulting fees	1,000,000	24,900	——	25,000
Net loss December 31, 2011	——	——	——	(112,630)	(112,630)

Balance – December 31, 2011	87,812,997	$8,781	$36,666,177	$(36,545,131)	$129,827
Issued for consulting fees	40,000,000	4,000	196,000	——	200,000
Net loss December 31, 2012	——	——	——	(183,281)	(183,281)

Balance – December 31, 2012	127,812,997	$12,781	$36,862,177	$(36,728,412)	$146,546
Issued for financing cash received	231,900,000	23,190	322,049	——	345,239
Unrealized foreign exchange gain	——	——	8,949	——	8,949
Net loss December 31, 2013	——	——	——	(346,533)	(346,533)

Balance – December 31, 2013	359,712,997	$35,971	$37,193,175	$(37,074,945)	$154,201
Issued for financing cash received	140,287,003	14,029	682,971	——	697,000
Issued for debt	35,000,000	3,500	244,900	——	248,400
Issued for management fees payable	40,000,000	4,000	280,000	——	284,000
Issued for account payable	5,300,000	530	34,270	 	34,800
Issued for long term debt	31,428,571	3,143	106,857	——	110,000
Error correction	——	——	——	100,000	100,000
Net loss December 31, 2014	——	——	——	(360,848)	(360,848)

Balance – December 31, 2014	611,728,571	$61,173	$38,542,173	$(37,335,793)	$1,267,553
Issued To Medicated Markets	200,000,000	20,000	——	——	20,000
Issued for distribution agreement	5,000,000	500	——	——	500
Issued for director fees	60,000,000	6,000	294,000	——	300,000
Issued for consulting fees	6,000,000	600	39,400	——	40,000
Issued as BMV prepaid expense	50,000,000	5,000	245,000	——	250,000
Net loss December 31,2015	——	——	——	(599,941)	(599,941)

Balance – December 31, 2015	932,728,571	$93,273	$39,120,573	$(37,935,734)	$1,278,112
Net loss December 31, 2016	——	——	——	(872,822)	(872,822)

Balance – December 31, 2016	932,728,571	$93,273	39,120,573	$(38,808,556)	$405,290
Issued for iBliss per agreement	218,000,000	21,800	6,518,200	——	6,540,000
Net loss December 31, 2017	——	——	——	(245,279)	(245,279)

Balance – December 31, 2017	1,150,728,571	$115,073	$45,638,773	$(39,053,835)	$6,700,011
Issued for consulting fees	60,000,000	6,000	594,000	——	600,000
Issued to reduce shareholder loan	666,665	67	4933	 	5,000
Net loss – December 31, 2018	——	——	——	(169,199)	(169,199)

Balance – December 31, 2018	1,211,395,236	$121,140	$46,237,706	$(39,223,034)	$7,135,812
Issued for accounts payable	44,393,138	4,439	141,215	 	145,654
Net profit – March 31, 2019	——	——	——	7,878	7,878

Balance – March 31, 2019	1,255,788,374	$125,579	$46,378,921	(39,215,156)	7,289,344

Issued for accounts payable	53,333,789	5,333	150,001	 	155,334
 	Net loss – June 30, 2019	——	——	(94,171)	(94,171)

Balance – June 30, 2019	1,309,122,163	$130,912	$46,528,922	(39,309,327)	7,350,507
Issued for accounts payable	35,810,810	3,581	66,250	 	69,831
Net loss – December 31, 2019	——	——	——	(323,171)	(323,171)

Balance – December 31, 2019	1,344,932,973	$134,493	$46,595,172	(39,632,498)	$7,097,167
Issued for accounts payable	——	——	——	——	——
Net Loss – December 31, 2020	——	——	——	(188,542)	(188,542)

Balance – December 31, 2020	1,344,932,973	134,493	46,595,172	(39,821,040)	6,908,625

Statement of Cash Flows

STATEMENTS OF CASH FLOWS
For the Year ended December 31,	2020	2019

UNAUDITED

Cash Flows from Operating Activities
Net Income (Loss)	$(188,542)	$(323,171)
Increase in accounts payable and accrued expenses	255,800	382,700
Prepaid expense	——	3,000
Operating expenses paid by director(s)	12,000	13,680
Non-cash settlement of debt (note 6)	——	205,471

Net Cash Flows from Operating Activities	(188,542)	510,680

Cash Flows from Investing Activities
Deposit on real estate	(18,797)	(18,797)

Net Cash Flows from Investing Activities	(18,797)	(18,797)

Cash Flows from Financing Activities
Bank overdraft	64	1,121

Net Cash Flows from Financing Activities	64	1,121

Effect of foreign exchange on cash	——	——

Net Change in Cash and Cash Equivalents	258,000	493,004
Cash and Cash Equivalents - Beginning of Year	280,184	192,452

Cash and Cash Equivalents - End of Year	$——	$280,184

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to settle promissory notes payable	$0	$0

SUPPLEMENTAL DISCLOSURE
Interest Paid	$0	$0
Income Taxes Paid	$0	$0
Common shares issued for assets	$0	$0

Notes to Financial Statements

  General

  Parallel Industries Inc., formerly EASTON PHARMACEUTICALS, Inc. (the “Company”) was initially formed as L.A.M. Pharmaceutical, Corp. (the “LLC”) on July 24, 1998. From February 1, 1994 to July 24, 1998 the Company conducted its activities under the name RDN. In September 1998, the members of LLC, a Florida limited liability company, exchanged all of their interests in LLC for 6,000,000 shares of LAM Industries Inc’s common stock. The stock exchange between the Company and the members of LLC is considered a recapitalization or reverse acquisition. Under reverse acquisition accounting, LLC was considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. In 2009 the Company reorganized in the state of Delaware and changed its name to LAM Industries, Inc. On March 17, 2010 the Company and its shareholders again approved and implemented a name change from LAM Industries Inc. to Easton Pharmaceuticals, Inc. and subsequently registered with FINRA for a new stock symbol. The Company’s stock symbol was changed from LAIC to EAPH. In August of 2012, the company approved and changed corporate domicile from the State of Delaware to the State of Wyoming. The company is currently registered in the State of Wyoming.

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

  The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2020 and 2019 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheet.

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

  Salaries and wages payable

  Salaries and Wages payable are $365,000, as of December 31, 2019. The balance owing is unsecured and non-interest bearing. They may be converted to shares of common stock.

  Due to related parties and other loans payable

  Amounts due to related parties and other loans payable are unsecured, bear no interest and are payable on demand. They may be converted into shares of common stock.

  Due to Director(s)

  The Director(s) paid operating expenses and deposits on real estate acquisitions on behalf of the Company in the amount of $180,150. This includes prior periods as well as for the Period Ended December 31, 2020.

  NOTES TO FINANCIAL STATEMENTS

  Note 1: 1124123 Ontario Inc. owns 145 acres in Georgina, Ontario located at 6017 Smith Blvd. Easton owns 50% of 1124123’s interest in the property. Easton holds a security interest in the property through a 2nd mortgage charge.

  Note 2: Easton has placed $100,000 CAD deposit in trust for the purchase of 111 Brockhouse Rd., Toronto, Ontario, which is where the Company currently operates its food processing company and maintains corporate offices. A further $25,000 CAD deposit was placed for the acquisition of 16399 Airport Rd., Toronto, Ontario for the purpose of creating a beverage bottling company for infused products. The Seller was in default of his mortgage obligations and lost both properties. Easton issued a Notice of Termination of the Agreement of Purchase and Sale in July 2019, but the seller’s legal counsel has yet to release the deposits.

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

  Note 7: Easton acquired 100% of Supreme Sweets Inc. on April 24, 2019 and operates a food processing company. As of December 31, 2020, the Company discontinued operations of this business.

  Note 8: Accrued royalties are from the Agreement between Bayer and BMV/Easton with respect to the sales of VS-Sense in Mexico. The agreement was executed with BAYER’s subsidiary company, Bayer Consumer Care and calls for a royalty of 3% of all sales.

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

On October 15, 2020, the Crown Attorney WITHDREW ALL charges against the directors of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees, and their ages as of the date of this report, are listed below. Our directors hold office for one-year terms or until their successors have been elected and qualified.

Name	Position	Age
Evan Karras	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director	50

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

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Evan Karras – CEO & Director	2020	150,000	-0-	-0-	-0-	150,000

Mr. Karras has served in these capacities since June 2015.

Of the amounts due and owing to Mr. Karras as executive compensation, no amounts have been paid in cash and the entire amounts have been accrued as due and payable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table describes, as of December 31, 2020, the beneficial ownership of common shares

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

LOANS PAYABLE

Loans payable represents loans to meet the working capital requirements of the Company. These loans are interest free, unsecured and are repayable on demand. These loans payable as at December 31, 2020 and December 31, 2019 are $750,000 and $6,726,855, respectively.

DUE TO RELATED PARTIES

At December 31, 2020 and December 31, 2019, balances due to the Chief Executive Officer of the Company were $180,150 and $161,074, respectively. These balances are interest free, unsecured and are repayable on demand. The balances due were incurred mainly in connection with the companies acquisitions of real estate and businesses.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees paid or accrued for accounting services and other services provided by our principal accountant.

 	2020	2019
Audit fees	$-0-	$-0-
Audit related fees	5,000	30,000
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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
Date: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	 	Title	 	Date

/s/ Evan Karras Evan Karras	 	Director, Chief Executive Officer/Chief Financial Officer	 	March 30, 2021

EXHIBIT 31.1

CERTIFICATION

I, Evan Karras, certify that:

  I have reviewed this Annual Report on Form 10-K of Parallel Industries Inc. formerly Easton Pharmaceuticals, Inc.;
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
Date: March 30, 2021	 	By:	/s/ Evan Karras Evan Karras Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Parallel Industries Inc., formerly Easton Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Evan Karras, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 30, 2021	 	By:	/s/ Evan Karras Evan Karras Our Chief Executive Officer and Chief Financial Officer