Form 10-Q
period 2021-03-31
EASTON PHARMACEUTICALS INC.
filed 2021-12-22
CIK 1071272

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

  Item 1. Unaudited Interim Consolidated Financial Statements
  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures

PART II – OTHER INFORMATION

  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Mine Safety Disclosures
  Item 5. Other Information
  Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARALLEL INDUSTRIES INC. formerly
Easton Pharmaceuticals Inc.

Financial Statements
For the Quarter Ended March 31, 2021
(Expressed in US dollars)
(unaudited)

Table of Contents

  Balance Sheets
  Statement of Operations
  Statement of Stockholders’ Equity (Deficit)
  Statement of Cash Flows
  Notes to Financial Statements

Balance Sheets

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc

BALANCE SHEETS

UNAUDITED	March 31, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$——	$——
Inventory	——	——
Accrued Royalties (Note 8)	——	426,297

Total Current Assets	——	$426,297

Long-Term Investments
1124123 Ontario Inc. – 50.00% ownership (Note 1)	1,794,010	1,729,167

Other Assets
Prepaid Expense	——	——
Deposit on Real Estate (Note 2)	93,985	93,985
Equipment (Note 3)

Intangible Assets
Gaming software (Note 4)	——	——
Licensing right (VagiSan (VS-Sense), AmnioSense from CommonSense, Biolyse Pharma)	1,402,588	1,402,588
Acquisition right (Note 5)	6,540,000	6,540,000

Total Assets	9,830,583	10,192,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,000	$255,800
Bank overdraft	——	——
Salaries and wages payable	75,000	365,000

Total Current Liabilities	81,000	620,800

Other Liabilities
Promissory note(s)	2,754,080	1,732,462
Other loans	3,300	750,000
Due to director(s)	180,150	180,150

Total Liabilities	3,018,530	3,283,412

Stockholders’ Equity (Deficit)
Preferred Stock    Authorized: 20,000,000 preferred shares par value $0.0001 each    Issued: nil preferred shares	——	——
Common Stock    Authorized: 3,000,000,000 common shares par value $0.0001 each    Issued: 1,344,932,973 common shares	134,493	134,493
Additional paid-in capital	46,595,172	46,595,172
Accumulated deficit	(39,917,612)	(39,821,040)

Total Stockholders’ Equity (Deficit)	6,812,053	6,908,625

Total Liabilities and Stockholders’ Equity	$9,830,583	$10,192,037

Statement of Operations

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc
STATEMENT OF OPERATIONS	March 31, 2021	December 31 2020

UNAUDITED

Sales
Service revenue (note 6)	$——	$——
Cost of service revenue	——	——
Georgina Property Revenue	——	——
Food processing revenue (note 7)	——	——
Cost of food processing revenue	——	——
Royalties from Licensed Products	——	——

Gross Profit	——	——

Operating Expenses
Management fees	75,000	37,500
Subscription fees	——	——
Transfer agent	1,500	1,340
Professional fees	18,572	6,725
Marketing expense	——	——
General and administrative expense	1,500

Total Operating Expenses	96,572	46,315

Gain (Loss) Before Other Income (Expenses)	(96,572)	(46,315)

Other Income (Expenses)	——	——

Total Other Income (Expenses)	——	——

Net Gain (Loss) Before Taxes	——	——
Income taxes	——	——

Net Gain (Loss)	$(96,572)	$(46,315)
Loss per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,344,932,073	1,344,932,073

Statement of Stockholders’ Equity (Deficit)

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance – December 31, 2020	1,344,932,973	134,493	46,595,172	(39,821,040)	6,908,625
Net Loss – March 31, 2021	——	——	——	(96,572)	(96,572)

Balance – March 31, 2021	1,344,932,973	134,493	46,595,172	(39,917,612)	6,812,053

Statement of Cash Flows

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENT OF CASH FLOWS

 	March 31, 2021	December 31, 2020

UNAUDITED

Cash Flows from Operating Activities
Net Income (Loss)	$(96,572)	$(46,315)
Increase in accounts payable and accrued expenses	6,000	1,500
Prepaid expense	——	——
Operating expenses paid by director(s)	12,000	1,400
Non-cash settlement of debt (note 6)	——	——

Net Cash Flows from Operating Activities	(78,572)	(43,415)

Cash Flows from Investing Activities
Deposit on real estate	(18,797)	(18,797)

Net Cash Flows from Investing Activities	(18,797)	(18,797)

Cash Flows from Financing Activities
Bank overdraft	——	——

Net Cash Flows from Financing Activities	——	——

Effect of foreign exchange on cash	——	——

Net Change in Cash and Cash Equivalents	(97,369)	(62,212)
Cash and Cash Equivalents - Beginning of Year	——	——

Cash and Cash Equivalents - End of Year	$——	$——

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to settle promissory notes payable	$0	$0
SUPPLEMENTAL DISCLOSURE
Interest Paid	$0	$0
Income Taxes Paid	$0	$0
Common shares issued for assets	$0	$0

Notes to Financial Statements

  General

  Parallel Industries Inc., formerly EASTON PHARMACEUTICALS, Inc. (the “Company”) changed its name from Easton Pharmaceuticals Inc. to Parallel Industries Inc. on December 23, 2020. The Company was initially formed as L.A.M. Pharmaceutical, Corp. (the “LLC”) on July 24, 1998. From February 1, 1994 to July 24, 1998 the Company conducted its activities under the name RDN. In September 1998, the members of LLC, a Florida limited liability company, exchanged all of their interests in LLC for 6,000,000 shares of LAM Industries Inc’s common stock. The stock exchange between the Company and the members of LLC is considered a recapitalization or reverse acquisition. Under reverse acquisition accounting, LLC was considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. In 2009 the Company reorganized in the state of Delaware and changed its name to LAM Industries, Inc. On March 17, 2010 the Company and its shareholders again approved and implemented a name change from LAM Industries Inc. to Easton Pharmaceuticals, Inc. and subsequently registered with FINRA for a new stock symbol. The Company’s stock symbol was changed from LAIC to EAPH. In August of 2012, the company approved and changed corporate domicile from the State of Delaware to the State of Wyoming. The company is currently registered in the State of Wyoming.

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

  The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in the quarter ended March 31, 2021 or the year ended December 31, 2020 and did not recognize any liability with respect to an unrecognized tax position in its balance sheet.

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

  Salaries and wages payable

  Salaries and Wages payable are $75,000, as of March 31, 2021. The balance owing is unsecured and non-interest bearing. They may be converted to shares of common stock.

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

  Note 2: Easton has placed $100,000 CAD deposit in trust for the purchase of 111 Brockhouse Rd., Toronto, Ontario, which is where the Company previously operated its food processing company and maintained its corporate office. A further $25,000 CAD deposit was placed for the acquisition of 16399 Airport Rd., Toronto, Ontario for the purpose of creating a beverage bottling company for infused products. The Seller was in default of his mortgage obligations and lost both properties. Easton issued a Notice of Termination of the Agreement of Purchase and Sale in July 2019, but the seller’s legal counsel has yet to release the deposits.

  Note 3: Easton acquired 100% of the assets of Supreme Sweets Inc. on April 24, 2019. The Fair Market Value of the equipment was appraised at $9,119,500 CAD. The Company left the equipment in the premises.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion and other parts of this quarterly report on Form 10-Q contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. We report financial information under US GAAP and our financial statements were prepared in accordance with generally accepted accounting principles in the United States.

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

The Company had no new business initiatives during the quarter ended March 31, 2021.

Results of Operations

The following discussions are based on our unaudited interim financial statements. These discussions summarize our unaudited interim financial statements for the three-month period ended March 31, 2021, and should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020 and notes thereto included in the Form 10-K filed with the SEC.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Three-Month Period Ended March 31, 2021 Compared to the Year Ended December 31, 2020

Revenue. We did not generate revenues for the quarter ended March 31, 2021 or for the comparable period in 2020. Following the false allegations made against the Company and its director, we were unable to secure funding and therefore we were unable to resume activities/

Operating expenses: During the quarter ended March 31, 2021, we incurred operating expenses in the amount of $96,572 compared to operating expenses incurred during quarter ended March 31, 2020 of $46,315.

Net loss. The Company had a net loss of $96,572 for three months ended March 31, 2021 compared to a net loss of $46,315 for the year ended December 30, 2020.

Going Concern Uncertainty

We did not have any revenues in 2020 or for the quarter ended March 31, 2021. There is no certainty as to the continuance of our revenues. The development and commercialization of our other products, which are necessary for our long-term financial health, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses, negative working capital, and negative operating cash flow, and have a significant shareholders’ deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity and, to the extent available, short term and long-term loans. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

Liquidity and Capital Resources

As at March 31, 2021, we had no current assets and our current liabilities were $81,000.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended March 31, 2021, net cash flows used in operating activities was ($78,572) compared to ($43,415) for the year ended December 31, 2020.

Cash Flows from Investing Activities

We used approximately $18,797 in investing activities during the three months ended March 31, 2021 and for the year ended December 30, 2020.

Cash Flows from Financing Activities

We did not have any cash flows from Financing Activities.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at March 31, 2021, we had a working capital deficit and we will require additional financing in order to enable us to proceed with our plan of operations.

When we will require additional financing, there can be no assurance that additional financing will be available to us or that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

Recent Accounting Pronouncements

There have been recent accounting pronouncements or changes in accounting pronouncements that impacted the three months ended March 31, 2021 or which are expected to impact future periods as follows:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely discussions regarding required disclosure.

Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 	 	Parallel Industries Inc.
May 15, 2021	By:	/s/ Evan Karras Evan Karras Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

EXHIBIT 31.1

CERTIFICATION

I, Evan Karras, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of Parallel Industries Inc., formerly Easton Pharmaceuticals, Inc.;
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
  As the registrant’s sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
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
    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
  As the registrant’s sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: May 15, 2021	 	By:	/s/ Evan Karras Evan Karras Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Parallel Industries Inc. formerly Easton Pharmaceuticals, Inc. (the “Company”) for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Evan Karras, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: May 15, 2021	 	By:	/s/ Evan Karras Evan Karras Our Chief Executive Officer and Chief Financial Officer