Form 10-Q
period 2021-06-30
EASTON PHARMACEUTICALS INC.
filed 2021-12-22
CIK 1071272

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
For the Quarter Ended June 30, 2021
(Expressed in US dollars)
(unaudited)

Table of Contents

  Balance Sheets
  Statement of Operations
  Statement of Stockholders’ Equity (Deficit)
  Statement of Cash Flows
  Notes to Financial Statements

Balance Sheets

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc Financial Statements For the Year Ended December 31, 2019 (Expressed in US dollars)

BALANCE SHEETS
UNAUDITED	June 30, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$——	$——
Inventory	——	——
Accrued Royalties (Note 8)	——	426,297

Total Current Assets	——	$426,297

Long-Term Investments
1124123 Ontario Inc. – 50.00% ownership (Note 1)	1,861,285	1,729,167

Other Assets
Prepaid Expense	——	——
Deposit on Real Estate (Note 2)	93,985	93,985
Equipment (Note 3)	 	 

Intangible Assets
Gaming software (Note 4)	 	 
Licensing right (VagiSan (VS-Sense), AmnioSense from CommonSense, Biolyse Pharma)	——	——
Acquisition right (Note 5)	1,402,588	1,402,588
Acquisition right (Note 5)	6,540,000	6,540,000

Total Assets	9,897,858	10,192,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$7,050	$255,800
Bank overdraft	——	——
Salaries and wages payable	150,000	365,000

Total Current Liabilities	157,050	620,800

Other Liabilities
Promissory note(s)	2,754,080	1,732,462
Other loans	5,000	750,000
Due to director(s)	250,005	180,150

Total Liabilities	3,166,135	3,283,412

Stockholders’ Equity (Deficit)
Preferred Stock    Authorized: 20,000,000 preferred shares par value $0.0001 each    Issued: nil preferred shares	——	——
Common Stock    Authorized: 3,000,000,000 common shares par value $0.0001 each    Issued: 1,344,932,973 common shares	134,493	134,493
Additional paid-in capital	46,595,172	46,595,172
Accumulated deficit	(39,997,942)	(39,821,040)

Total Stockholders’ Equity (Deficit)	6,731,723	6,908,625

Total Liabilities and Stockholders’ Equity	$9,897,858	$10,192,037

Statement of Operations

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc
STATEMENT OF OPERATIONS For the three Months Ended June 30 For the Year Ended December 31

UNAUDITED

Sales
Service revenue (note 6)	$——	$——
Cost of service revenue	——	——
Georgina Property Revenue	——	——
Food processing revenue (note 7)	——	——
Cost of food processing revenue	——	——
Royalties from Licensed Products	——	——

Gross Profit	——	——

Operating Expenses
Management fees	75,000	37,500
Subscription fees	——	——
Transfer agent	1,050	1,340
Professional fees	2,780	6,725
Marketing expense	——	——
General and administrative expense	1,500

Total Operating Expenses	80,330	46,315

Gain (Loss) Before Other Income (Expenses)	(80,330)	(46,315)

Other Income (Expenses)	——	——

Total Other Income (Expenses)	——	——

Net Gain (Loss) Before Taxes	——	——
Income taxes	——	——

Net Gain (Loss)	$(80,330)	$(46,315)

Loss per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,344,932,073	1,344,932,073

Statement of Stockholders’ Equity (Deficit)

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance – December 31, 2020	1,344,932,973	134,493	46,595,172	(39,821,040)	6,908,625
Net Loss – March 31, 2021	——	——	——	(96,572)	(96,572)

Balance – March 31, 2021	1,344,932,973	134,493	46,595,172	(39,917,612)	6,812,053
Net Loss – June 30, 2021	——	——	——	(80,330)	(80,330)

Balance – June 30, 2021	1,344,932,973	134,493	46,595,172	(39,997,942)	6,731,723

Statement of Cash Flows

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENT OF CASH FLOWS

 	June 30, 2021	December 31, 2020

UNAUDITED

Cash Flows from Operating Activities
Net Income (Loss)	$(80,330)	$(46,315)
Increase in accounts payable and accrued expenses	7,050	1,500
Prepaid expense	——	——
Operating expenses paid by director(s)	69,885	1,400
Non-cash settlement of debt (note 6)	——	——

Net Cash Flows from Operating Activities	(3,395)	(43,415)

Cash Flows from Investing Activities
Deposit on real estate	(18,797)	(18,797)

Net Cash Flows from Investing Activities	(18,797)	(18,797)

Cash Flows from Financing Activities
Bank overdraft	——	——

Net Cash Flows from Financing Activities	——	——

Effect of foreign exchange on cash	——	——

Net Change in Cash and Cash Equivalents	(22,192)	(62,212)
Cash and Cash Equivalents - Beginning of Year	——	——

Cash and Cash Equivalents - End of Year	$——	$——

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to settle promissory notes payable	$0	$0

SUPPLEMENTAL DISCLOSURE
Interest Paid	$0	$0
Income Taxes Paid	$0	$0
Common shares issued for assets	$0	$0

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

  The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in the quarter ended June 30, 2021 or the year ended December 31, 2020 and did not recognize any liability with respect to an unrecognized tax position in its balance sheet.

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

  Salaries and wages payable

  Salaries and Wages payable are $75,000 for the three months ended as of June 30, 2021. The balance owing is unsecured and non-interest bearing. They may be converted to shares of common stock.

  Due to related parties and other loans payable

  Amounts due to related parties and other loans payable are unsecured, bear no interest and are payable on demand. They may be converted into shares of common stock.

  Due to Director(s)

  The Director(s) paid operating expenses and deposits on real estate acquisitions on behalf of the Company in the amount of $250,005.

  NOTES TO FINANCIAL STATEMENTS

  Note 1: 1124123 Ontario Inc. owns 145 acres in Georgina, Ontario located at 6017 Smith Blvd. Easton owns 50% of 1124123’s interest in the property. Easton holds a security interest in the property through a 2nd mortgage charge. Interest is accruing at the rate of 15% per annum, compounded. The third-party creditor obtained a court order approving the sale of the property and the property has been listed for sale so that the third-party creditor and the Company can recoup their investment.

  Note 2: Easton has placed $100,000 CAD deposit in trust for the purchase of 111 Brockhouse Rd., Toronto, Ontario, which is where the Company previously operated its food processing company and maintained its corporate office. A further $25,000 CAD deposit was placed for the acquisition of 16399 Airport Rd., Toronto, Ontario for the purpose of creating a beverage bottling company for infused products. The Seller was in default of his mortgage obligations and lost both properties. Easton issued a Notice of Termination of the Agreement of Purchase and Sale in July 2019, but the seller’s legal counsel has yet to release the deposits. The Company is engaging with legal counsel in order to file a motion for the release of its funds from trust.

  Note 3: Easton acquired 100% of the assets of Supreme Sweets Inc. on April 24, 2019. The Fair Market Value of the equipment was appraised at $9,119,500 CAD. Easton no longer controls this equipment.

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

The Company had no new business initiatives during the quarter ended June 30, 2021.

Results of Operations

The following discussions are based on our unaudited interim financial statements. These discussions summarize our unaudited interim financial statements for the three-month period ended June 30, 2021, and should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020 and notes thereto included in the Form 10-K filed with the SEC.

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

Three-Month Period Ended June 30, 2021 Compared to the Year Ended December 31, 2020

Revenue. We did not generate revenues for the quarter ended June 30, 2021 or for the comparable period in 2020. Following the false allegations made against the Company and its director, we were unable to secure funding and therefore we have been unable to resume activities as of yet.

Operating expenses: During the quarter ended June 30, 2021, we incurred operating expenses in the amount of $80,330 compared to $46,315 for the Year Ended December 31, 2020. The operating expenses were minimal during the year 2020 due to the global Covid-19 pandemic, along with the charges that were outstanding against the Company’s directors until October 15, 2020.

Net loss. The Company had a net loss of $80,330 for three months ended June 30, 2021 compared to $46,315. Since all charges were WITHDRAWN against the director of the Company that had resulted from the false allegations made by the sellers of Supreme Sweets Inc., the director has resumed engagement in order to bring the Company current in its filings and resume trading.

Going Concern Uncertainty

We did not have any revenues in 2020 or for the quarter ended June 30, 2021. There is no certainty as to the continuance of our revenues. The development and commercialization of our other products, which are necessary for our long-term financial health, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses, negative working capital, and negative operating cash flow, and have a significant shareholders’ deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity and, to the extent available, short term and long-term loans. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

Liquidity and Capital Resources

As at June 30, 2021, we had no current assets and our current liabilities were $157,050.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended June 30, 2021, net cash flows used in operating activities was ($3,395) compared to ($43,415) for the year ended December 31, 2020.

Cash Flows from Investing Activities

We used approximately $18,797 in investing activities during the three months ended June 30, 2021 and for the Year Ended December 31, 2020.

Cash Flows from Financing Activities

We did not have any cash flows from Financing Activities.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended June 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at June 30, 2021, we had a working capital deficit and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Recent Accounting Pronouncements

There have been recent accounting pronouncements or changes in accounting pronouncements that impacted the three months ended June 30, 2021 or which are expected to impact future periods as follows:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 	 	Parallel Industries Inc.
August 15, 2021	By:	/s/ Evan Karras Evan Karras Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

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
Date: August 15, 2021	 	By:	/s/ Evan Karras Evan Karras Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Parallel Industries Inc. formerly Easton Pharmaceuticals, Inc. (the “Company”) for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Evan Karras, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: August 15, 2021	 	By:	/s/ Evan Karras Evan Karras Our Chief Executive Officer and Chief Financial Officer