Form 10-Q
period 2021-09-30
EASTON PHARMACEUTICALS INC.
filed 2021-12-22
CIK 1071272

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

  Item 1. Unaudited Interim Consolidated Financial Statements
  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures

PART II – OTHER INFORMATION

  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Mine Safety Disclosures
  Item 5. Other Information
  Item 6. &aring;Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARALLEL INDUSTRIES INC. formerly
Easton Pharmaceuticals Inc.

Financial Statements
For the Quarter Ended September 30, 2021
(Expressed in US dollars)
(unaudited)

Table of Contents

  Balance Sheets
  Statement of Operations
  Statement of Stockholders’ Equity (Deficit)
  Statement of Cash Flows
  Notes to Financial Statements

Balance Sheets

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc

BALANCE SHEETS

UNAUDITED	September 30, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$——	$——
Inventory	——	——
Accrued Royalties (Note 8)	——	426,297

Total Current Assets	——	$426,297

Long-Term Investments
1124123 Ontario Inc. – 50.00% ownership (Note 1)	1,931,083	1,729,167

Other Assets
Prepaid Expense	——	——
Deposit on Real Estate (Note 2)	93,985	93,985
Equipment (Note 3)

Intangible Assets
Gaming software (Note 4)	——	——
Licensing right (VagiSan (VS-Sense), AmnioSense from CommonSense, Biolyse Pharma)	1,402,588	1,402,588
Acquisition right (Note 5)	6,540,000	6,540,000

Total Assets	9,967,656	10,192,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$8,400	$255,800
Bank overdraft	——	——
Salaries and wages payable	225,000	365,000

Total Current Liabilities	233,400	620,800

Other Liabilities
Promissory note(s)	2,754,080	1,732,462
Other loans	82,798	750,000
Due to director(s)	250,005	180,150

Total Liabilities	3,320,283	3,283,412

Stockholders’ Equity (Deficit)
Preferred Stock    Authorized: 20,000,000 preferred shares par value $0.0001 each    Issued: nil preferred shares	——	——
Common Stock    Authorized: 3,000,000,000 common shares par value $0.0001 each    Issued: 1,344,932,973 common shares	134,493	134,493
Additional paid-in capital	46,595,172	46,595,172
Accumulated deficit	(40,082,292)	(39,821,040)

Total Stockholders’ Equity (Deficit)	6,647,373	6,908,625

Total Liabilities and Stockholders’ Equity	$9,967,656	$10,192,037

Statement of Operations

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc
STATEMENT OF OPERATIONS For the three Months Ended September 30 For the Year Ended December 31

UNAUDITED

Sales
Service revenue (note 6)	$——	$——
Cost of service revenue	——	——
Georgina Property Revenue	——	——
Food processing revenue (note 7)	——	——
Cost of food processing revenue	——	——
Royalties from Licensed Products	——	——

Gross Profit	——	——

Operating Expenses
Management fees	75,000	37,500
Subscription fees	——	——
Transfer agent	1,350	1,340
Professional fees	3,250	6,725
Marketing expense	——	——
General and administrative expense	4,750

Total Operating Expenses	84,350	46,315

Gain (Loss) Before Other Income (Expenses)	(84,350)	(46,315)

Other Income (Expenses)	——	——

Total Other Income (Expenses)	——	——

Net Gain (Loss) Before Taxes	——	——
Income taxes	——	——

Net Gain (Loss)	$(84,350)	$(46,315)
Loss per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number

of Common Shares Outstanding:
Basic and Diluted	1,344,932,073	1,344,932,073

Statement of Stockholders’ Equity (Deficit)

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance – December 31, 2020	1,344,932,973	134,493	46,595,172	(39,821,040)	6,908,625
Net Loss – March 31, 2021	——	——	——	(96,572)	(96,572)

Balance – March 31, 2021	1,344,932,973	134,493	46,595,172	(39,917,612)	6,812,053
Net Loss – June 30, 2021	——	——	——	(80,330)	(80,330)

Balance – June 30, 2021	1,344,932,973	134,493	46,595,172	(39,997,942)	6,731,723
Net Loss – September 30, 2021	——	——	——	(84,350)	(84,350)

Balance – September 30, 2021	1,344,932,973	134,493	46,595,172	(40,082,292)	6,647,373

Statement of Cash Flows

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENT OF CASH FLOWS

 	September 30, 2021	December 31, 2020

UNAUDITED

Cash Flows from Operating Activities
Net Income (Loss)	$(84,350)	$(46,315)
Increase in accounts payable and accrued expenses	10,000	1,500
Prepaid expense	——	——
Operating expenses paid by director(s)	15,000	1,400
Non-cash settlement of debt (note 6)	——	——

Net Cash Flows from Operating Activities	(59,350)	(43,415)

Cash Flows from Investing Activities
Deposit on real estate	(18,797)	(18,797)

Net Cash Flows from Investing Activities	(18,797)	(18,797)

Cash Flows from Financing Activities
Bank overdraft	——	——

Net Cash Flows from Financing Activities	——	——

Effect of foreign exchange on cash	——	——

Net Change in Cash and Cash Equivalents	(78,147)	(62,212)
Cash and Cash Equivalents - Beginning of Year	——	——

Cash and Cash Equivalents - End of Year	$——	$——

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to settle promissory notes payable	$0	$0

SUPPLEMENTAL DISCLOSURE
Interest Paid	$0	$0
Income Taxes Paid	$0	$0
Common shares issued for assets	$0	$0

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion and other parts of this quarterly report on Form 10-Q contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. We report financial information under US GAAP and our financial statements were prepared in accordance with generally accepted accounting principles in the United States.

In 2018, Easton’s board of directors decided to diversify the Company’s activities and enter new market segments, in addition to its existing and new pharmaceutical business and initiatives, including real estate development and construction, food and beverage, gaming and cannabis, through a combination of strategic acquisitions and joint ventures.

On December 23, 2020, the Company changed its name from Easton Pharmaceuticals, Inc. to Parallel Industries Inc. The Company will be rebranding and believes that the new name is more representative of the direction in which the Company will be heading in the future.

The Company had no new business initiatives during the quarter ended September 30, 2021.

Results of Operations

The following discussions are based on our unaudited interim financial statements. These discussions summarize our unaudited interim financial statements for the three-month period ended September 30, 2021, and should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020 and notes thereto included in the Form 10-K filed with the SEC.

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

Three-Month Period Ended September 30, 2021 Compared to the Year Ended December 31, 2020

Revenue. We did not generate revenues for the quarter ended September 30, 2021 or for the comparable period in 2020. Following the false allegations made against the Company and its director, we were unable to secure funding and therefore we have been unable to resume activities as of yet.

Operating expenses: During the quarter ended September 30, 2021, we incurred operating expenses in the amount of $84,350 compared to $46,315 for the Year Ended December 31, 2020. The operating expenses were minimal during the year 2020 due to the global Covid-19 pandemic, along with the charges that were outstanding against the Company’s directors until October 15, 2020.

Net loss. The Company had a net loss of $84,350 for the three months ended September 30, 2021 compared to $46,315 for the year ended December 31, 2020. Since all charges were WITHDRAWN against the director of the Company that had resulted from the false allegations made by the sellers of Supreme Sweets Inc., the director has resumed engagement in order to bring the Company current in its filings and resume trading. The director is also assessing new opportunities to generate revenue for the Company.

Going Concern Uncertainty

We did not have any revenues in 2020 or for the quarter ended September 30, 2021. There is no certainty as to the continuance of our revenues. The development and commercialization of our other products, which are necessary for our long-term financial health, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses, negative working capital, and negative operating cash flow, and have a significant shareholders’ deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity and, to the extent available, short term and long-term loans. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

Liquidity and Capital Resources

As at September 30, 2021, we had no current assets and our current liabilities were $233,400.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended September 30, 2021, net cash flows used in operating activities was ($59,350) compared to ($43,415) for the year ended December 31, 2020.

Cash Flows from Investing Activities

We used approximately $18,797 in investing activities during the three months ended June 30, 2021 and for the Year Ended December 31, 2020.

Cash Flows from Financing Activities

We did not have any cash flows from Financing Activities.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended September 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Plan of Operation

As at September 30, 2021, we had a working capital deficit and we will require additional financing in order to enable us to proceed with our plan of operations.

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

Recent Accounting Pronouncements

There have been recent accounting pronouncements or changes in accounting pronouncements that impacted the three months ended September 30, 2021 or which are expected to impact future periods as follows:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

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

 	 	Parallel Industries Inc.
November 15, 2021	By:	/s/ Evan Karras Evan Karras Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

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
Date: November 15, 2021	 	By:	/s/ Evan Karras Evan Karras Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Parallel Industries Inc. formerly Easton Pharmaceuticals, Inc. (the “Company”) for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Evan Karras, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: November 15, 2021	 	By:	/s/ Evan Karras Evan Karras Our Chief Executive Officer and Chief Financial Officer