Form 10-K/A
period 2019-12-31
EASTON PHARMACEUTICALS INC.
filed 2021-12-29
CIK 1071272

TABLE OF CONTENTS

PART I

  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Mine Safety Disclosures

PART II

  Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
  Item 16. Form 10-K Summary

SIGNATURES

PART I

Item 1. Business.

Product and Market Overview

EASTON PHARMACEUTICALS, Inc. is the owner, developer and distributor of a variety of women’s health care products and specifically of a proprietary transdermal delivery technology that has been incorporated in a line of therapeutic OTC products (Viorra Delivery Matrix or “VDM”) that management believes will be commercialized to transport various medicinal ingredients in vivo. The combination of the delivery technology and active ingredients together is intended to be developed and commercialized for marketing and sale on a global basis. Active ingredients include or will include a combination of generally recognized as safe (“GRAS”) additives, approved cosmetic ingredients or approved drugs (the combination of the VDM trans dermal delivery matrix and any drugs are not currently approved or cleared in any jurisdiction). The Company’s products are currently in various stages of commercialization: basic research; proof of concept research; development; and commercialization. Product commercialization is currently focused on the Company’s product, “Viorra”, an aid to the relief of female sexual arousal disorder (FSAD). Since 2009 the Company has not recognized material sales of Viorra or other VDM-based products to date.

In mid 2008 EASTON PHARMACEUTICALS abandoned and suspended any further research and development or commercialization efforts for products based on the L.A.M. Pharmaceutical’s L.A.M. IPM™ technology. This asset was the basis of L.A.M. Pharmaceutical’s IPM Wound Gel and delivery system, and other various L.A.M. Pharmaceutical’s products. This technology involved the use of the L.A.M. Pharmaceutical’s Ionic Polymer Matrix™ technology (L.A.M. IPM™) for the purpose of delivering, enhancing and sustaining the action of certain established therapeutic agents. EASTON PHARMACEUTICALS subsequently replaced the original delivery system in favor of the acquired Viorra proprietary delivery technology Viorra Delivery Matrix “VDM”. In 2008 the prior EASTON PHARMACEUTICALS Board of Directors reviewed strategic alternatives regarding the L.A.M. IPM™ and its patented IPM Wound Gel assets including but not limited to sale, licensing, abandonment or future product development. In late 2008 and early 2009, EASTON PHARMACEUTICALS agreed to divest L.A.M. IPM™ and its patented IPM Wound Gel assets, and shortly thereafter acquired the remaining assets and know-how of Ixora Bio Medical Company Inc. (“IXORA”) and Viorra Bio Medical Inc. (“VBMI”) together with the VDM technologies and other assets. The Company believes the VDM delivery system can provide superior efficacy for the Company’s current focus on topical FSAD, and other products.

Prior to the acquisition of VBMI and IXORA the Company's corporate objectives were to develop, market and license wound healing and the trans dermal delivery of drugs, therapeutic preparations and cosmetics for the prescription, over-the-counter and cosmetic markets, utilizing L.A.M. Pharmaceutical Ionic Polymer Matrix™ technology (“L.A.M. IPM™”). It was the Company's intention to seek out corporate alliances and co-marketing partnerships where other drugs and topical products could be enhanced by the L.A.M. IPM™ technology.

Easton Pharmaceuticals intention was to acquire complementary products, technologies or companies by identifying and evaluating potential products and technologies developed by third parties that it believed would fit within the overall objective. Since incorporation in 1999 the Company raised approximately $18 million for research and development to commercialize its main pipeline of products, specifically the L.A.M. IPM Wound Gel™.

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

Under terms of the then IXORA license agreement Easton Pharmaceuticals obligations were to protect and bear the cost of defending the corresponding patent rights and IXORA’s obligations related to reimbursing LAM, or to directly pay for: identified and qualifying costs of research and development including clinical studies determined necessary to complete regulatory filings in the US and other jurisdictions and various regulatory agencies that regulate the marketing and sale of the products; and, cost related to patent procurement and maintenance costs of the underlying intellectual property. The agreement has a term of 99 years and the following termination provisions:

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

At the time of the acquisition of the IXORA assets by EASTON PHARMACEUTICALS and thereafter, EASTON PHARMACEUTICALS and IXORA confirm that the exclusive worldwide license granted IXORA remain valid, in full force and effect. On April 15, 2002, EASTON PHARMACEUTICALS obtained clearance from the United States Food and Drug Administration (“FDA”) of its Section 510(k) pre-market notification of intent (number K020325) to market its proprietary L.A.M. IPM Wound Gel™. Limited commercial sales of this product began in August 2002. The customer base was primarily derived from wound care professionals and centers, doctors, nurses, hospitals and individual sales through the Internet.

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

On November 12, 2003 EASTON PHARMACEUTICALS entered into an exclusive distribution agreement with Verus S.A. de C.V. ("Verus") to distribute our L.A.M. IPM Wound Gel™ in several South American, Central American and Caribbean countries. Under the terms of the agreement the financial and other obligations of the parties were to commence when Verus receives marketing authorization from regulatory authorities in at least one of the countries and was to continue for at least one year from such date. The agreement term was extended, without a specified term on a non-exclusive basis upon the expiration of the initial term and was agreed to continue to be extended unless terminated by the delivery of notice, one party to the other with thirty days written notice. EASTON PHARMACEUTICALS had the right to terminate the agreement with Verus at any time. To date, EASTON PHARMACEUTICALS has not received any payments under this agreement. Consequently, the Company made the decision to terminate the agreement and relationship with Verus.

On March 24, 2004, EASTON PHARMACEUTICALS received approval from the Chinese State Food and Drug Administration for the importation and sale of the L.A.M. IPM Wound Gel™ in the Peoples Republic of China. In 2004 EASTON PHARMACEUTICALS signed a three-year distribution agreement with China National Pharmaceutical Foreign Trade Corporation (“Sinopharm”). The agreement granted Sinopharm the exclusive distribution rights to market and sell L.A.M. IPM Wound Gel™ in China. Under the terms of this agreement the rights granted could be terminated by either party immediately upon giving written notice if certain performance criteria or financial obligations were not met. EASTON PHARMACEUTICALS did not receive any payments from Sinopharm. Under terms of the agreement EASTON PHARMACEUTICALS was to receive payments when sales were made to Sinopharm. To date there have not been any sales generated from this agreement and no payment from Sinopharm have been made to LAM. Consequently, EASTON PHARMACEUTICALS determined to terminate its relationship with Sinopharm.

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

In late 2004 EASTON PHARMACEUTICALS applied to have its L.A.M. IPM Wound Gel approved for Medicare reimbursement. In 2005 the application as a drug was rejected by the FDA and was subsequently refused for Medicare reimbursement. As a result, patients could not claim to have the costs of the wound gel reimbursed, the cost of the product would be paid directly by the patient without any subsidy by Medicare, or other plans. This was considered a material setback to the Company’s commercialization efforts as most of its products were considered expensive and unlikely to be paid for directly by patients. The Company subsequently made the decision to attempt to reformulate and alter the product to satisfy certain deficiencies illuminated by the Medicare and FDA review, and to wait the required 5-year period in order to be eligible to reapply for full Medicare reimbursement.

EASTON PHARMACEUTICALS was subsequently dependent on its sole remaining partnerships and hired consultants to take over the work from its founders and principles. The decision was subsequently made to acquire the VDM technology and other remaining assets of IXORA and of the VBMI.

There have been no revenues related to the L.A.M. IPM™ based products to date. In the third quarter of 2008 LAM’s then board of directors decided to divest the L.A.M. IPM™ based assets and all products encompassing the L.A.M. IPM™ delivery system. Concurrently with the divesting of the L.A.M. IPM-based assets EASTON PHARMACEUTICALS acquired all of the remaining assets and knowhow of IXORA and VBMI, including the proprietary VDM delivery system and line of products and products in development (the “VDM and Ixora Products”). Completion of the acquisition of IXORA, VBMI and VDM Products was dependent upon the restructuring of LAM’s capital structure, including debt (promissory notes) and common stock, among other conditions.

The acquisition of the assets and knowhow of VBMI and IXORA, including the VDM Products closed on June 25, 2009 and August 10, 2009 respectively, following completion of the conditions precedent to closing. The VDM Products are in various stages of development and commercialization, and we have not yet attempted to obtain clearance to market and sell products in the United States for any of the VDM Products nor attempted to market products that may not require approval. As a result, to date EASTON PHARMACEUTICALS has not generated material revenues from the sale of products and expects to incur losses until sufficient revenues are earned from the sale of first product to operate on a net profit basis. Management believes that the first product that will be available for sale will be “Viorra”, to be marketed as a cosmetic gel to aid in the alleviation of Female Sexual Arousal Disorder “FSAD”. EASTON PHARMACEUTICALS will conduct research, development and commercialization on a pipeline of products derived from the VDM technology.

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

Recent Initiatives

In 2018, Easton’s board of directors decided to diversify the Company’s activities and enter new market segments, in addition to its existing and new pharmaceutical business and initiatives, including real estate development and construction, food and beverage, gaming and cannabis, through a combination of strategic acquisitions and joint ventures.

Easton established a Gaming Division, a Real Estate & Development Division, a Food & Beverage Division, as well as a Cannabis Division. The Company will focus in these areas going forward and it has put in place all the infrastructure necessary to grow its business.

The Company, through its Development Division, signed a service agreement during its third quarter of 2018 to provide construction services to a prominent developer, for the framing of 150 homes, just outside of Toronto, Ontario Canada. The contract is for $2.6 million Canadian over the course of a few months. Revenues from the contract commenced in Q4 of 2018. Service revenue reported for the Year Ending December 31, 2019 was derived from this contract. This contract came to an end in Q4 2019 as a result of the false allegations made by Mario Parravano and Barbara Parravano in connection with Easton’s acquisition of Supreme Sweets Inc. and the contract was not renewed.

Easton was negotiating the acquisition of a company which owned land and a license for the development of a 540-room hotel/resort with a casino that included 1,000 slot machines and 50 tables games, a shopping center, health and wellness spa, conference facilities and 6 food and beverage outlets, among others. The casino approval had already been granted and the project was ready to be deployed. Although Easton was completing its agreements and expected to conclude the transaction, everything halted in Q4 of 2019 as a result of the false allegations made against Easton by Mario Parravano and Barbara Parravano in connection with Easton’s acquisition of Supreme Sweets Inc. and the vendor elected to terminate that transaction.

The Company had been in discussions with several service providers of gaming related services to charities with casino licenses operating throughout the United Stated. Letters of Intent had been signed and Easton expected to complete a transaction in Q3 of 2019. Easton had previously expected to have this completed in Q1 of 2019, however, due to changes in State legislation this was delayed. Subsequently, as a result of the false allegations made against Easton by Mario Parravano and Barbara Parravano in Q4 of 2019 in connection with Easton’s acquisition of Supreme Sweets Inc., the letters of intent became null and discussions ended.

Easton entered into an agreement in October 2018 to acquire a fully operational video slot game, as well as bingo game content. The games were being developed and they were to be placed in operating casinos leading to daily revenue for Easton. This agreement halted in Q4 of 2019, as a result of the false allegations made against Easton by Mario Parravano and Barbara Parravano in connection with Easton’s acquisition of Supreme Sweets Inc.

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

Despite assurances from Parravno and his legal counsel that Parravano’s undertakings would be fulfilled, on several occasions post-closing, Parravano and his legal counsel failed to provide the closing deliverables, failed to properly provide title to and transfer the assets. Easton notified Parravano of his breach of contract and advised that no further funds be advanced nor would shares of Easton’s common stock be issued to Mario Parravano and Barbara Parravano until they remedied their breach.

Parravano, unbeknown to Easton, contacted the police making false allegations stating that Easton had “stolen” his business and locked him out of his property, when in fact that did not happen. The police proceeded with charges against Easton’s directors on October 31, 2019. There were “anonymous” reports filed with OTC Markets and the SEC, resulting in a suspension of trading of Easton’s stock. Easton provided documentation to the SEC supporting its position. All agreements between Easton and Mario Parravano and Barbara Parravano were handled among respective legal counsel for the parties and the purchase was completed through their respective legal counsel.

Easton halted any business related to Supreme Sweets Inc. in Q4 2019, as a result of the false allegations made against Easton by the vendors of Supreme Sweets Inc., Mario Parravano and Barbara Parravano. Mario Parravano and Barbara Parravano caused substantial losses to Easton. As a result of the false allegations, Easton lost all of its contracts and business that it had underway. The false allegations further caused the suspension of the Company’s stock from trading and the decline of its share price resulting in the loss of tens of millions of dollars in market capitalization.

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

2315446 Ontario Inc. Acquisition (Cobourg Property)

Easton entered into an agreement in Q2 of 2018 to acquire 100% of the shares of 2315446 Ontario Inc., which is a Canadian company that owns approximately 2.7 acres of land with an existing 10,000 square foot heritage mansion on the property, located in Cobourg, Ontario Canada. The Company was to pay cash to complete the acquisition but was not able to do so at the time. The Company re-negotiated the terms of the purchase in Q1 of 2019. The Agreement called for the issuance of shares of Easton’s common stock, which shares were not issued as a result of the suspension of trading and the agreement became null and void.

iBliss Acquisition

In late March 2017, Easton and the shareholders of iBliss Inc. executed an agreement for the purchase of 100% of iBliss by Easton Pharmaceuticals, Inc. In Q3 of 2017, Easton issued 218,000,000 shares to the iBliss subscribers. Easton had an obligation to pay the balance of the purchase price in cash, which it could not do and therefore the financial statements of iBliss have not been consolidated. Moreover, as a result of Easton’s declining common stock price, the shares that were issued no longer represent the agreed upon valuation of iBliss Inc., therefore, the transaction terms were re-negotiated. iBliss is an established manufacturer of e-vapourizing liquids occupying approximately 20,000 square feet in Toronto, with sales throughout Canada, the United States and Europe.

BAYER Sub-Distribution Agreement

In November of 2017, Easton Pharmaceuticals through BMV Media SA de CV closed on a sub distribution agreement with multi-national pharmaceutical company, BAYER of Switzerland. The agreement was executed with BAYER’s subsidiary company, Bayer Consumer Care for a sub-distribution agreement to sell Easton / BMV’s woman’s licensed diagnostic product VS-Sense in Mexico. The agreement called for a $200,000 payment to Easton, which was received in December of 2017 and the payment of a 3% royalty on each product sold by BAYER. Product launch occurred in the 2nd quarter of 2019, with all product decisions in the control of BAYER. Easton is to receive a further payment. Easton was to receive a further payment upon launch, but due to a dispute with BMV Medica, Easton did not receive the payment.

Mexico & Latin America – Licensed Diagnostic / Treatment Products

In March of 2015, Easton Pharmaceuticals Inc. and BMV Medica S.A. de C.V. entered into an agreement which provided for profit sharing and ownership in certain patented Women’s Health products related to the future sales of certain exclusive and patented Women’s Health products and sales of certain Canadian-manufactured generic cancer drugs, in return for an investment by Easton into BMV. This investment into BMV was based upon a 50/50 net profit share on the revenues received from the Women’s Health and generic cancer drug line, which was subsequently revised and a new agreement entered into in February 2016 whereby Easton owns 50% of the licensing rights.

Patented Exclusive Women’s Health Products from Common Sense LTD:

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
  As mentioned above, BMV acquired the rights for a natural treatment for bacterial vaginosis and is already approved in Europe and Mexico, which will afford gynecologist's the opportunity to sell, in office, both the diagnostic and treatment in Latin America. This represents a potentially large revenue-producing option for both the gynecologists and Easton/BMV. In November of 2016, Easton / BMV entered into an agreement with Gedeon Richter Plc of Hungary to sub-liscense its lactic acid gel treatment. The product was named “Gynofit” and was officially launched in Mexico in March of 2017.
  In addition to the diagnostic test for vaginal health, Easton / BMV secured additional rights to all products from Common Sense including (VS-Sense, AL-Sense) for a $300,000 USD payment in March of 2017. Easton / BMV have secured the rights for all of Latin America (except Brazil) for a second point-of-care diagnostic device; unique in the time, cost, and ease-of-use for late-pregnancy women who experience wetness in their undergarments and are not sure if it is urine or amniotic fluid, quite a common occurrence, and one of the major causes of OB/GYN visits by women in late-stage pregnancy. This diagnostic device called AL-Sense provides a differential diagnosis between urine and amniotic fluid. BMV has a tremendous opportunity with this amniotic fluid leak diagnostic test in that there is an unmet need with no competition. Furthermore, this Amniotic Fluid Leak test is part of the NHS’s late-pregnancy protocol for all women.
  This Amniotic fluid test, AmnioSense (AL-Sense) is intended for pregnant women, mainly in late-stage pregnancy to enable them to detect the difference between an amniotic fluid leak (AmnioSense (AL-Sense)) which would necessitate a doctor’s visit (as labour has started) and a simple urine leak. The test may also be used by High Risk pregnant women to monitor for Amniotic Fluid leaks beginning at earlier stages of pregnancy. This test is a state-of the art diagnostic test which is in the form of a panty liner and undergoes a simple color change if the wetness experienced by the pregnant woman caused by an amniotic fluid leak. The relatively low cost and ease of use is expected to quickly become the test of choice for both women at home and in hospital use.
  This test has been endorsed by NHS (National Health Service) in Britain as part of the NICE report (National Institute for Health and Care Excellence) which indicates that the device can reliably exclude amniotic fluid leak as a cause of vaginal wetness in pregnancy, avoiding the need for a speculum examination and its associated discomforts. Using the device in the community could prevent unnecessary referrals to secondary care antenatal day units or maternity triage services for speculum examinations, releasing clinical time. Based on cost modelling, using the test offers significant cost savings
  Other countries where AmnioSense (AL-Sense) test is being sold include UK, Italy, Japan, China, Israel, Australia and other countries. The product is currently being registered in the USA and Canada
  Easton/BMV believe with a Marketing budget of $500,000 sales of the suite of exclusive Women’s Diagnostic and Treatment products could reach US$8-12 MM annually within three years.

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

Easton/BMV’s market is Latin America, where, starting in Mexico, Canadian-manufactured drugs have an advantage over the Asian-origin drugs, because of NAFTA (North American Free Trade Agreement), allowing Canadian manufacturers to enter into the lucrative national tenders. In addition, Canadian-manufactured cancer drugs also have a perceived advantage in quality over the Asian-manufactured counterparts. Easton/BMV have licensed the exclusive rights for the full line of Biolyse-manufactured drugs expected to reach in excess of over 30 drug offerings in the coming five years.

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

In parallel with the Mexican initiative, several countries in Latin America do not require extensive regulatory dossier submissions, in order to purchase these Canadian-manufactured drugs. Once funding is secured Easton/BMV will immediately pursue Sales & Distribution agreements with distributors in Latin American countries where this simplified regulatory pathway is in place.

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

On November 5, 2013 EASTON PHARMACEUTICALS, Inc. acquired an initial 10% ownership interest in a Cancer Treatment Drug called “XILIVE”, with an exclusive option to purchase the remaining ownership interest exercisable at any point in time over the next 12-month time period. Should EASTON PHARMACEUTICALS provide funding towards any testing or clinical trials, these expenditures will be included and put towards acquiring additional ownership in the drug. “XILIVE” has not undergone any independent clinical trials but was previously administered by the current majority owners on individuals outside of the U.S. suffering from various forms of advanced stage cancer with others on a list of prospective candidates.

Initial feedback was promising enough to allow EASTON PHARMACEUTICALS to acquire an initial 10% ownership interest through a cash payment. It is the Company’s intent to enter into some type of feasibility, safety and efficacy tests once patent pendings are filed. Any type of North American trials may depend on the involvement or the approval of the FDA in the United States and Health Canada in Canada. The Company is currently contemplating forming alliances with certain other companies who have adequate resources and knowledge towards such trials in the jurisdiction of the United States and Canada. Other avenues being seriously contemplated are to have “XILIVE” utilized in various other countries such as Mexico, Germany, Italy and other countries where regulations are deemed less stringent for the use of experimental early stage drugs for the treatment of certain cancers.

In June of 2013 the Company disclosed its intentions to enter into the medical marijuana industry. The Company subsequently signed various Letters of Intent and Agreement in both the United States and Canada including with Vodis Pharmaceuticals of Vancouver, BC, but subsequently executed and entered into an agreement in June of 2014 with a company called MDRM Group Canada for an exclusive option to purchase up to 50% of a private Canadian medical marijuana grower (Aero Farms) who has received a letter to build from Health Canada to obtain a medical marijuana growers license under Canada’s MMPR system as it was called at that time, which went into effect on April 1st 2014. The private MMJ company (Aero Farms) is presently building out its facilities prior to a final inspection towards a national growers license for medical marijuana. MDRM Canada has subsequently been removed allowing for Easton to negotiate directly with the private medical marijuana company (Aero Farms), but no agreements have yet been executed after several discussions. The letter of intent is now null and void.

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

On March 22, 2015 the Company attained the rights from Common Sense Ltd., an Israeli based company for the exclusive distribution rights of a patented woman’s diagnostic product known as the VS-Sense Diagnostic Product for the country of Mexico which is currently being sold in the United States, Canada and Europe. The rights are shared jointly with BMV Medica S.A de C.V. as per an agreement signed between the parties. Subsequently, Easton and BMV executed an LOI to acquire the rights to the remaining Latin American territories. Easton has paid approximately $850,000 USD towards licensing rights of various products and expenses since March of 2015.

Patents and Trademarks

Prior to the then Board of Directors decision to abandon and suspend any further research and development or commercialization efforts for products based on the EASTON PHARMACEUTICALS, Inc. (formerly LAM) L.A.M. IPM™ technology, in the fall of 2008, EASTON PHARMACEUTICALS, Inc. (formerly LAM) owned fifteen U.S. patents, nine foreign patents, five U.S. patent applications and numerous international patent applications designating over 100 foreign countries with claims relating to our sustained release delivery matrix system, systems containing drug preparations, uses of the systems for various treatment therapies and addiction therapeutic program. The patents were to expire between 2015 and 2018.

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

If Mr. Karras were to die, become incapacitated or disabled, or leave our company, we would be forced to retain individuals to replace him. There is no assurance that we can find suitable persons to replace him if that becomes necessary. We have no “Key Man” life insurance at this time.

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

Since our inception, we have relied on sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors' percentage interests in our company will be diluted. The result of this could reduce the value of current investors’ stock.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Shares are listed on the Expert Market under the symbol “EAPH”.

Holders

The number of shareholders of record of Common Shares at December 31, 2019 was 94. The number of shareholders of record is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the near future.

Unregistered Sales of Securities and Use of Proceeds

None.

Transfer Agent

Corporate Stock Transfer, Inc. now EQ, 3200 Cherry Creek South, Unit 430, Denver, Colorado 80209 USA

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes that appear in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and expectations. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K. The financial statements are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Going Concern Uncertainty

Until 2019, we devoted substantially all of our efforts to acquiring technology, product rights, development and raising capital. There is no certainty as to the continuance of our revenues as a result of the false allegations and charges against our directors. The development and commercialization of our projects are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses, negative working capital, and negative operating cash flow, and have a significant shareholders’ deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity and, to the extent available, short term and long-term loans. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Table of Contents

  Balance Sheets
  Statement of Operations
  Statement of Stockholders’ Equity (Deficit)
  Statement of Cash Flows
  Notes to Financial Statements

Balance Sheets

EASTON PHARMACEUTICALS INC. Financial Statements For the Year Ended December 31, 2019 (Expressed in US dollars)

BALANCE SHEETS
UNAUDITED	December 31, 2019	December 31, 2018
ASSETS

Current Assets
Cash and cash equivalents	$47,967	$66,303
Inventory	1,789	——

Total Current Assets	$249,756	$66,303

Long-Term Investments 1124123 Ontario Inc. (o/a Alliance Partners) – 50.00% ownership (Note 1)	1,653,962	1,148,326

Other Assets
Prepaid Expense	1,850	742,629
Deposit on Real Estate (Note 2)	93,985	——
Equipment (Note 3)	6,980,065	——

Intangible Assets
Gaming software (Note 4)	250,000	250,000
Licensing right (VagiSan (VS-Sense), AmnioSense from CommonSense, Biolyse Pharma)	1,402,588	1,402,588
Acquisition right (Note 5)	6,540,000	6,540,000

Total Assets	17,172,206	10,149,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$845,100	$568,486
Bank overdraft	——
Salaries and wages payable	609,500	223,512

Total Current Liabilities	1,454,648	791,998

Other Liabilities
Promissory note(s)	1,732,462	1,732,462
Other loans	6,726,855	443,352
Due to director(s)	161,074	46,222

Total Liabilities	10,075,039	3,014,034

Stockholders’ Equity (Deficit)
Preferred Stock Authorized: 20,000,000 preferred shares par value $0.0001 each Issued: nil preferred shares	——	——
Common Stock Authorized: 3,000,000,000 common shares par value $0.0001 each Issued: 1,344,932,973 common shares (1,344,932,973 as of December 31, 2019)	134,493	121,140
Additional paid-in capital	46,595,172	46,237,706
Accumulated deficit	(39,632,498)	(39,223,034)

Total Stockholders’ Equity (Deficit)	7,097,167	7,135,812

Total Liabilities and Stockholders’ Equity	$17,172,206	$10,149,846

Statement of Operations

EASTON PHARMACEUTICALS INC. STATEMENT OF OPERATIONS For the Year Ended December 31

UNAUDITED

Sales
Service revenue (note 6)	$1,248,000	$208,113
Cost of service revenue	948,480	271,683
Georgina Property Revenue	——	170,476
Food processing revenue (note 7)	307,566	——
Cost of food processing revenue	405,691	——

Gross Profit	200,395	106,906

Operating Expenses
Management fees	300,000	161,512
Subscription fees	6.800	2,392
Transfer agent	5,759	5,168
Professional fees	172,463	20,858
Marketing expense	5,321	1,136
General and administrative expense	33,223	40,067

Total Operating Expenses	523,566	231,133

Gain (Loss) Before Other Income (Expenses)	(323,171)	(124,227)

Other Income (Expenses)	(45,000)	——

Total Other Income (Expenses)	——	(45,000)

Net Gain (Loss) Before Taxes	——	——
Income taxes	——	——

Net Gain (Loss)	$(323,171)	$(169,227)
Loss per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number

of Common Shares Outstanding:
Basic and Diluted	1,344,932,073	1,211,395,236

Statement of Stockholders’ Equity (Deficit)

EASTON PHARMACEUTICALS INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the period December 31, 2006 through December 31, 2019

UNAUDITED	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance – December 31, 2006	38,421	$4	$35,148,993	$(35,588,313)	$(439,316)
Net loss December 31, 2007	——	——	——	(150,106)	(150,106)

Balance – December 31, 2007	38,421	$4	$35,148,993	$(35,738,419)	$(589,422)
Common shares issued:
-to settle promissory note	14,258,220	1,426	12,832	——	14,258
Capital contribution – accounts payable beyond statute of limitations	——	——	886,958	——	886,958
Net loss December 31, 2008	——	——	——	(621,643)	(621,643)

Balance – December 31, 2008	14,296,641	$1,430	$36,048,783	$(36,360,062)	$(309,849)
Common shares issued:
-to acquire Viorra assets	36,000,000	3,600	——	——	3,600
-to acquire Ixora assets	8,000,000	545,345	——	546,145
-to settle promissory notes	28,516,356	2,851	47,149	50,000
Net loss December 31, 2009	——	——	——	(15,665)	(15,665)

Balance – December 31, 2009	86,812,997	$8,681	$36,641,277	$(36,375,727)	$274,231
Net loss December 31, 2010	——	——	——	(56,774)	(56,774)

Balance – December 31, 2010	86,812,997	$8,681	$36,641,277	$(36,432,501)	$217,457
Issued for consulting fees	1,000,000	24,900	——	25,000
Net loss December 31, 2011	——	——	——	(112,630)	(112,630)

Balance – December 31, 2011	87,812,997	$8,781	$36,666,177	$(36,545,131)	$129,827
Issued for consulting fees	40,000,000	4,000	196,000	——	200,000
Net loss December 31, 2012	——	——	——	(183,281)	(183,281)

Balance – December 31, 2012	127,812,997	$12,781	$36,862,177	$(36,728,412)	$146,546
Issued for financing cash received	231,900,000	23,190	322,049	——	345,239
Unrealized foreign exchange gain	——	——	8,949	——	8,949
Net loss December 31, 2013	——	——	——	(346,533)	(346,533)

Balance – December 31, 2013	359,712,997	$35,971	$37,193,175	$(37,074,945)	$154,201
Issued for financing cash received	140,287,003	14,029	682,971	——	697,000
Issued for debt	35,000,000	3,500	244,900	——	248,400
Issued for management fees payable	40,000,000	4,000	280,000	——	284,000
Issued for account payable	5,300,000	530	34,270		34,800
Issued for long term debt	31,428,571	3,143	106,857	——	110,000
Error correction	——	——	——	100,000	100,000
Net loss December 31, 2014	——	——	——	(360,848)	(360,848)

Balance – December 31, 2014	611,728,571	$61,173	$38,542,173	$(37,335,793)	$1,267,553
Issued To Medicated Markets	200,000,000	20,000	——	——	20,000
Issued for distribution agreement	5,000,000	500	——	——	500
Issued for director fees	60,000,000	6,000	294,000	——	300,000
Issued for consulting fees	6,000,000	600	39,400	——	40,000
Issued as BMV prepaid expense	50,000,000	5,000	245,000	——	250,000
Net loss December 31,2015	——	——	——	(599,941)	(599,941)

Balance – December 31, 2015	932,728,571	$93,273	$39,120,573	$(37,935,734)	$1,278,112
Net loss December 31, 2016	——	——	——	(872,822)	(872,822)

Balance – December 31, 2016	932,728,571	$93,273	39,120,573	$(38,808,556)	$405,290
Issued for iBliss per agreement	218,000,000	21,800	6,518,200	——	6,540,000
Net loss December 31, 2017	——	——	——	(245,279)	(245,279)

Balance – December 31, 2017	1,150,728,571	$115,073	$45,638,773	$(39,053,835)	$6,700,011
Issued for consulting fees	60,000,000	6,000	594,000	——	600,000
Issued to reduce shareholder loan	666,665	67		4933	5,000
Net loss – December 31, 2018	——	——	——	(169,199)	(169,199)

Balance – December 31, 2018	1,211,395,236	$121,140	$46,237,706	$(39,223,034)	$7,135,812
Issued for accounts payable	44,393,138	4,439	141,215	145,654
Net profit – March 31, 2019	——	——	——	7,878	7,878

Balance – March 31, 2019	1,255,788,374	$125,579	$46,378,921	(39,215,156)	7,289,344
Issued for accounts payable	53,333,789	5,333	150,001	155,334
Net loss – June 30, 2019		——	——	(94,171)	(94,171)

Balance – June 30, 2019	1,309,122,163	$130,912	$46,528,922	(39,309,327)	7,350,507
Issued for accounts payable	35,810,810	3,581	66,250		69,831
Net loss – December 31, 2019	——	——	——	(323,171)	(323,171)

Balance – December 31, 2019	1,344,932,973	$134,493	$46,595,172	(39,632,498)	$7,097,167

Statement of Cash Flows

EASTON PHARMACEUTICALS INC. STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2019	2018

UNAUDITED

Cash Flows from Operating Activities
Net Income (Loss)	$(323,171)	$(169,199)
Increase in accounts payable and accrued expenses	382,700	3,000
Prepaid expense	3,000	(3,820)
Operating expenses paid by director(s)	13,680	——
Non-cash settlement of debt	205,471	45,000

Net Cash Flows from Operating Activities	510,680	(6,856)

Cash Flows from Investing Activities
Deposit on real estate	(18,797)	——

Net Cash Flows from Investing Activities	(18,797)	——

Cash Flows from Financing Activities
Bank overdraft	1,121	——

Net Cash Flows from Financing Activities	1,121	——

Effect of foreign exchange on cash	——	——

Net Change in Cash and Cash Equivalents	493,004	——
Cash and Cash Equivalents - Beginning of Year	192,452	——

Cash and Cash Equivalents - End of Year	$280,184	$156,820

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued to settle promissory notes payable	$0	$0

SUPPLEMENTAL DISCLOSURE

Interest Paid	$0	$0
Income Taxes Paid	$0	$0
Common shares issued for assets	$0	$0

Notes to Financial Statements

  General

  EASTON PHARMACEUTICALS, Inc. (the “Company”) was initially formed as L.A.M. Pharmaceutical, Corp. (the “LLC”) on July 24, 1998. From February 1, 1994 to July 24, 1998 the Company conducted its activities under the name RDN. In September 1998, the members of LLC, a Florida limited liability company, exchanged all of their interests in LLC for 6,000,000 shares of LAM Industries Inc’s common stock. The stock exchange between the Company and the members of LLC is considered a recapitalization or reverse acquisition. Under reverse acquisition accounting, LLC was considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. In 2009 the Company reorganized in the state of Delaware and changed its name to LAM Industries, Inc. On March 17, 2010 the Company and its shareholders again approved and implemented a name change from LAM Industries Inc. to Easton Pharmaceuticals, Inc. and subsequently registered with FINRA for a new stock symbol. The Company’s stock symbol was changed from LAIC to EAPH. In August of 2012, the company approved and changed corporate domicile from the State of Delaware to the State of Wyoming. The company is currently registered in the State of Wyoming.

  Nature of Operations and Summary of Significant Accounting Policies

  The Company serves the healthcare market internationally. The Company’s corporate objective is to develop, license, produce and market prescription and over-the-counter products. In 2018, Easton’s board of directors decided to diversify the Company’s activities and enter new market segments, including real estate development, food and beverage and cannabis, through a combination of strategic acquisitions and joint ventures.

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

  Impairment of long-lived assets

  The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. To date the Company has not incurred any impairment losses.

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

  Income taxes

  The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowance in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets is amounts more likely than not to be realized.

  The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2019 and 2018 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheet.

  Concentrations of credit risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and trade receivables as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars are deposited with major banks. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Most of the Company’s sales are made in Canada and the United States to a small number of customers. Management periodically evaluates the collectability of the trade receivables to determine the amounts that are doubtful of collection and determine a proper allowance for doubtful accounts. Accordingly, management believes that the Company’s trade receivables do not represent a substantial concentration of credit risk.

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

  NOTES TO FINANCIAL STATEMENTS

  Note 1: 1124123 Ontario Inc. owns 145 acres in Georgina, Ontario located at 6017 Smith Blvd. Easton owns 50% of 1124123’s interest in the property. Easton holds a security interest in the property through a 2nd mortgage charge.

  Note 2: Easton has placed $100,000 CAD deposit in trust for the purchase of 111 Brockhouse Rd., Toronto, Ontario, which is where the Company currently operates its food processing company and maintains corporate offices. A further $25,000 CAD deposit was placed for the acquisition of 16399 Airport Rd., Toronto, Ontario for the purpose of creating a beverage bottling company for infused products. The Seller was in default of his mortgage obligations and lost the property. Easton issued a Notice of Termination of the Agreement of Purchase and Sale in July 2019, but the seller’s legal counsel has yet to release the deposits.

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

  Note 5: Easton had entered into an agreement for the acquisition of iBliss Inc. As a result of Easton’s inability to fulfil its obligations as per the agreement and the declining stock price of Easton’s common shares, the agreement was restructured.

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

9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

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

9B. Other Information.

On October 30, 2019, the Company’s Directors were charged by the Toronto Police as a result of false allegations made to the police by Mario Parravano and Barbara Parravano, the sellers of Supreme Sweets Inc. and 111 Brockhouse Road, Toronto. On or around August 2019, the Parravano’s alleged that Easton had “stolen” their business and equipment and had “locked them out” of the premises. Easton’s purchase of Supreme Sweets Inc. was handled by the Company’s legal counsel and the transaction was completed between the parties respective legal counsel. The transaction was completed on April 24, 2019 in escrow.

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

Mr. Karras served as President and CEO of a specialty telecommunications company in the prepaid calling card industry. It was one of the largest prepaid long-distance calling card providers until Mr. Karras changed the direction of the company to more profitable and specialized products and services. He was instrumental in dramatically increasing the company’s sales, raising awareness in the public markets and securing lucrative international telecom contracts for the company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

CORPORATE GOVERNANCE MATTERS

Audit Committee

As of the date of this Annual Report, we do not have an audit committee. We intend to establish an audit committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties would be to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Board Independence

As of the date of this Annual Report, we do not have any independent directors.

Audit Committee Financial Expert

Our board of directors has determined that we do not have an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Evan Karras – CEO & Director	2019	300,000	-0-	-0-	-0-	300,000

Mr. Karras has served in these capacities since June 2015.

Of the amounts due and owing to Mr. Karras as executive compensation, no amounts have been paid in cash and the entire amounts have been accrued as due and payable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table describes, as of December 31, 2019, the beneficial ownership of common shares by:

Name and Address of Beneficial Owner	No. of Shares Beneficially Owned	Percentage Owned
CEDE & CO 570 Washington Blvd. Jersey City, New Jersey 7310	974,364,055	72.44%

ASHLEY LOUIS WALDRIFF 425 University Avenue, Toronto, Ontario M5G 1T6	75,000,000	5.57%

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Attached Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Attached Certification of Principal Executive Office and Principal Financial Officer pursuant to 18 U.S.C. § as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Item 16. Form 10–K Summary.

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

Name	Title	Date

/s/ Evan Karras Evan Karras	Director, Chief Executive Officer/Chief Financial Officer	March 30, 2020

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
  As the registrant’s sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
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
    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
  As the registrant’s sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: March 30, 2020	By:	/s/ Evan Karras Evan Karras Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Easton Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Evan Karras, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 30, 2020	By:	/s/ Evan Karras Evan Karras Our Chief Executive Officer and Chief Financial Officer