Form 10-K/A
period 2020-12-31
EASTON PHARMACEUTICALS INC.
filed 2021-12-29
CIK 1071272

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

Despite assurance from Parravno and his legal counsel that Parravano’s undertakings would be fulfilled, on several occasions post-closing, Parravano and his legal counsel failed to provide the closing deliverables, failed to properly provide title to and transfer the assets. Easton notified Parravano of his breach of contract and advised that no further funds be advanced nor would shares of Easton’s common stock be issued to Mario Parravano and Barbara Parravano until they remedied their breach.

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

On October 15, 2020, after almost one year from when the charges were brought, the Crown Attorney’s office WITHDREW ALL charges against Easton’s directors. Easton will be launching a claim against the vendors of Supreme Sweets Inc. for the damages and losses, among other, that it caused the Company and its directors.

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

The global spread of COVID-19 and actions taken in response have caused and may continue to cause disruptions and/or delays in our supply chain and shipments and caused significant economic and business disruption to the Company’s customers and vendors.

7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Table of Contents

  Balance Sheets
  Statement of Operations
  Statement of Stockholders’ Equity (Deficit)
  Statement of Cash Flows
  Notes to Financial Statements

Balance Sheets

PARALLEL INDUSTRIES INC. formerly EASTON PHARMACEUTICALS INC. Financial Statements For the Year Ended December 31, 2020 (Expressed in US dollars)

BALANCE SHEETS
UNAUDITED	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$——	$247,967
Inventory	——	1,789
Accrued Royalties (Note 8)	426,297

Total Current Assets	426,297	$249,756

Long-Term Investments
1124123 Ontario Inc. – 50.00% ownership (Note 1)	1,729,167	1,653,962

Other Assets
Prepaid Expense	——	1,850
Deposit on Real Estate (Note 2)	93,985	93,985
Equipment (Note 3)	——	6,980,065

Intangible Assets	——	250,000
Gaming software (Note 4)	1,402,588	1,402,588
Licensing right (VagiSan (VS-Sense), AmnioSense from CommonSense, Biolyse Pharma) Acquisition right (Note 5)	6,540,000	6,540,000

Total Assets	10,192,037	17,172,206

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$255,800	$845,100
Bank overdraft	——	48
Salaries and wages payable	365,000	609,500

Total Current Liabilities	620,800	1,454,648

Other Liabilities
Promissory note(s)	1,732,462	1,732,462
Other loans	750,000	6,726,855
Due to director(s)	180,150	161,074

Total Liabilities	3,283,412	10,075,039

Stockholders’ Equity (Deficit)
Preferred Stock Authorized: 20,000,000 preferred shares par value $0.0001 each Issued: nil preferred shares	——	——
Common Stock Authorized: 3,000,000,000 common shares par value $0.0001 each Issued: 1,344,932,973 common shares (1,344,932,973 as of December 31, 2020)	134,493	134,493
Additional paid-in capital	46,595,172	46,595,172
Accumulated deficit	(39,821,040)	(39,632,498)

Total Stockholders’ Equity (Deficit)	6,908,625	7,097,167

Total Liabilities and Stockholders’ Equity	$10,192,037	$17,172,206

Statement of Operations

STATEMENT OF OPERATIONS For the Year Ended December 31

UNAUDITED

Sales
Service revenue (note 6)	$——	$1,248,000
Cost of service revenue	——	948,480
Georgina Property Revenue	——	——
Food processing revenue (note 7)	——	307,566
Cost of food processing revenue	——	405,691
Royalties from Licensed Products	——

Gross Profit	——	200,395

Operating Expenses
Management fees	150,000	300,000
Subscription fees	——	6,800
Transfer agent	7,870	5,759
Professional fees	18,572	172,463
Marketing expense	——	5,321
General and administrative expense	12,100	33,223

Total Operating Expenses	188,542	523,566

Gain (Loss) Before Other Income (Expenses)	(188,542)	(323,171)

Other Income (Expenses)	——	——

Total Other Income (Expenses)	——	——

Net Gain (Loss) Before Taxes	——	——
Income taxes	——	——

Net Gain (Loss)	$(188,542)	$(323,171)
Loss per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,344,932,073	1,344,932,073

Statement of Stockholders’ Equity (Deficit)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the period December 31, 2006 through December 31, 2020

UNAUDITED	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance – December 31, 2006	38,421	$4	$35,148,993	$(35,588,313)	$(439,316)
Net loss December 31, 2007	——	——	——	(150,106)	(150,106)

Balance – December 31, 2007	38,421	$4	$35,148,993	$(35,738,419)	$(589,422)
Common shares issued:
-to settle promissory note	14,258,220	1,426	12,832	——	14,258
Capital contribution – accounts payable beyond statute of limitations	——	——	886,958	——	886,958
Net loss December 31, 2008	——	——	——	(621,643)	(621,643)

Balance – December 31, 2008	14,296,641	$1,430	$36,048,783	$(36,360,062)	$(309,849)
Common shares issued:
-to acquire Viorra assets	36,000,000	3,600	——	——	3,600
-to acquire Ixora assets	8,000,000	800	545,345	——	546,145
-to settle promissory notes	28,516,356	2,851	47,149	——	50,000
Net loss December 31, 2009	——	——	——	(15,665)	(15,665)

Balance – December 31, 2009	86,812,997	$8,681	$36,641,277	$(36,375,727)	$274,231
Net loss December 31, 2010	——	——	——	(56,774)	(56,774)

Balance – December 31, 2010	86,812,997	$8,681	$36,641,277	$(36,432,501)	$217,457
Issued for consulting fees	1,000,000	24,900	——	25,000
Net loss December 31, 2011	——	——	——	(112,630)	(112,630)

Balance – December 31, 2011	87,812,997	$8,781	$36,666,177	$(36,545,131)	$129,827
Issued for consulting fees	40,000,000	4,000	196,000	——	200,000
Net loss December 31, 2012	——	——	——	(183,281)	(183,281)

Balance – December 31, 2012	127,812,997	$12,781	$36,862,177	$(36,728,412)	$146,546
Issued for financing cash received	231,900,000	23,190	322,049	——	345,239
Unrealized foreign exchange gain	——	——	8,949	——	8,949
Net loss December 31, 2013	——	——	——	(346,533)	(346,533)

Balance – December 31, 2013	359,712,997	$35,971	$37,193,175	$(37,074,945)	$154,201
Issued for financing cash received	140,287,003	14,029	682,971	——	697,000
Issued for debt	35,000,000	3,500	244,900	——	248,400
Issued for management fees payable	40,000,000	4,000	280,000	——	284,000
Issued for account payable	5,300,000	530	34,270		34,800
Issued for long term debt	31,428,571	3,143	106,857	——	110,000
Error correction	——	——	——	100,000	100,000
Net loss December 31, 2014	——	——	——	(360,848)	(360,848)

Balance – December 31, 2014	611,728,571	$61,173	$38,542,173	$(37,335,793)	$1,267,553
Issued To Medicated Markets	200,000,000	20,000	——	——	20,000
Issued for distribution agreement	5,000,000	500	——	——	500
Issued for director fees	60,000,000	6,000	294,000	——	300,000
Issued for consulting fees	6,000,000	600	39,400	——	40,000
Issued as BMV prepaid expense	50,000,000	5,000	245,000	——	250,000
Net loss December 31,2015	——	——	——	(599,941)	(599,941)

Balance – December 31, 2015	932,728,571	$93,273	$39,120,573	$(37,935,734)	$1,278,112
Net loss December 31, 2016	——	——	——	(872,822)	(872,822)

Balance – December 31, 2016	932,728,571	$93,273	39,120,573	$(38,808,556)	$405,290
Issued for iBliss per agreement	218,000,000	21,800	6,518,200	——	6,540,000
Net loss December 31, 2017	——	——	——	(245,279)	(245,279)

Balance – December 31, 2017	1,150,728,571	$115,073	$45,638,773	$(39,053,835)	$6,700,011
Issued for consulting fees	60,000,000	6,000	594,000	——	600,000
Issued to reduce shareholder loan	666,665	67	4933		5,000
Net loss – December 31, 2018	——	——	——	(169,199)	(169,199)

Balance – December 31, 2018	1,211,395,236	$121,140	$46,237,706	$(39,223,034)	$7,135,812
Issued for accounts payable	44,393,138	4,439	141,215		145,654
Net profit – March 31, 2019	——	——	——	7,878	7,878

Balance – March 31, 2019	1,255,788,374	$125,579	$46,378,921	(39,215,156)	7,289,344

Issued for accounts payable	53,333,789	5,333	150,001		155,334
	Net loss – June 30, 2019	——	——	(94,171)	(94,171)

Balance – June 30, 2019	1,309,122,163	$130,912	$46,528,922	(39,309,327)	7,350,507
Issued for accounts payable	35,810,810	3,581	66,250		69,831
Net loss – December 31, 2019	——	——	——	(323,171)	(323,171)

Balance – December 31, 2019	1,344,932,973	$134,493	$46,595,172	(39,632,498)	$7,097,167
Issued for accounts payable	——	——	——	——	——
Net Loss – December 31, 2020	——	——	——	(188,542)	(188,542)

Balance – December 31, 2020	1,344,932,973	134,493	46,595,172	(39,821,040)	6,908,625

Statement of Cash Flows

STATEMENTS OF CASH FLOWS
For the Year ended December 31,	2020	2019

UNAUDITED

Cash Flows from Operating Activities
Net Income (Loss)	$(188,542)	$(323,171)
Increase in accounts payable and accrued expenses	255,800	382,700
Prepaid expense	——	3,000
Operating expenses paid by director(s)	12,000	13,680
Non-cash settlement of debt (note 6)	——	205,471

Net Cash Flows from Operating Activities	(188,542)	510,680

Cash Flows from Investing Activities
Deposit on real estate	(18,797)	(18,797)

Net Cash Flows from Investing Activities	(18,797)	(18,797)

Cash Flows from Financing Activities
Bank overdraft	64	1,121

Net Cash Flows from Financing Activities	64	1,121

Effect of foreign exchange on cash	——	——

Net Change in Cash and Cash Equivalents	258,000	493,004
Cash and Cash Equivalents - Beginning of Year	280,184	192,452

Cash and Cash Equivalents - End of Year	$——	$280,184

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to settle promissory notes payable	$0	$0

SUPPLEMENTAL DISCLOSURE
Interest Paid	$0	$0
Income Taxes Paid	$0	$0
Common shares issued for assets	$0	$0

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

  Note 8: Accrued royalties are from the Agreement between Bayer and BMV/Easton with respect to the sales of VS-Sense in Mexico. The agreement was executed with BAYER’s subsidiary company, Bayer Consumer Care and calls for a royalty of 3% of all sales.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Evan Karras – CEO & Director	2020	150,000	-0-	-0-	-0-	150,000

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

Name	Title	Date

/s/ Evan Karras Evan Karras	Director, Chief Executive Officer/Chief Financial Officer	March 30, 2021

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
Date: March 30, 2021	By:	/s/ Evan Karras Evan Karras Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Parallel Industries Inc., formerly Easton Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Evan Karras, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 30, 2021	By:	/s/ Evan Karras Evan Karras Our Chief Executive Officer and Chief Financial Officer