Form 10-Q/A
period 2021-03-31
EASTON PHARMACEUTICALS INC.
filed 2021-12-29
CIK 1071272

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

  Item 1. Unaudited Interim Consolidated Financial Statements
  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures

PART II – OTHER INFORMATION

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
  Notes to Financial Statements

Balance Sheets

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc

BALANCE SHEETS

UNAUDITED	March 31, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$——	$——
Inventory	——	——
Accrued Royalties (Note 8)	——	426,297

Total Current Assets	——	$426,297

Long-Term Investments
1124123 Ontario Inc. – 50.00% ownership (Note 1)	1,794,010	1,729,167

Other Assets
Prepaid Expense	——	——
Deposit on Real Estate (Note 2)	93,985	93,985
Equipment (Note 3)

Intangible Assets
Gaming software (Note 4)	——	——
Licensing right (VagiSan (VS-Sense), AmnioSense from CommonSense, Biolyse Pharma)	1,402,588	1,402,588
Acquisition right (Note 5)	6,540,000	6,540,000

Total Assets	9,830,583	10,192,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,000	$255,800
Bank overdraft	——	——
Salaries and wages payable	75,000	365,000

Total Current Liabilities	81,000	620,800

Other Liabilities
Promissory note(s)	2,754,080	1,732,462
Other loans	3,300	750,000
Due to director(s)	180,150	180,150

Total Liabilities	3,018,530	3,283,412

Stockholders’ Equity (Deficit)
Preferred Stock    Authorized: 20,000,000 preferred shares par value $0.0001 each    Issued: nil preferred shares	——	——
Common Stock    Authorized: 3,000,000,000 common shares par value $0.0001 each    Issued: 1,344,932,973 common shares	134,493	134,493
Additional paid-in capital	46,595,172	46,595,172
Accumulated deficit	(39,917,612)	(39,821,040)

Total Stockholders’ Equity (Deficit)	6,812,053	6,908,625

Total Liabilities and Stockholders’ Equity	$9,830,583	$10,192,037

Statement of Operations

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc
STATEMENT OF OPERATIONS	March 31, 2021	December 31 2020

UNAUDITED

Sales
Service revenue (note 6)	$——	$——
Cost of service revenue	——	——
Georgina Property Revenue	——	——
Food processing revenue (note 7)	——	——
Cost of food processing revenue	——	——
Royalties from Licensed Products	——	——

Gross Profit	——	——

Operating Expenses
Management fees	75,000	37,500
Subscription fees	——	——
Transfer agent	1,500	1,340
Professional fees	18,572	6,725
Marketing expense	——	——
General and administrative expense	1,500

Total Operating Expenses	96,572	46,315

Gain (Loss) Before Other Income (Expenses)	(96,572)	(46,315)

Other Income (Expenses)	——	——

Total Other Income (Expenses)	——	——

Net Gain (Loss) Before Taxes	——	——
Income taxes	——	——

Net Gain (Loss)	$(96,572)	$(46,315)
Loss per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,344,932,073	1,344,932,073

Statement of Stockholders’ Equity (Deficit)

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance – December 31, 2020	1,344,932,973	134,493	46,595,172	(39,821,040)	6,908,625
Net Loss – March 31, 2021	——	——	——	(96,572)	(96,572)

Balance – March 31, 2021	1,344,932,973	134,493	46,595,172	(39,917,612)	6,812,053

Statement of Cash Flows

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENT OF CASH FLOWS

 	March 31, 2021	December 31, 2020

UNAUDITED

Cash Flows from Operating Activities
Net Income (Loss)	$(96,572)	$(46,315)
Increase in accounts payable and accrued expenses	6,000	1,500
Prepaid expense	——	——
Operating expenses paid by director(s)	12,000	1,400
Non-cash settlement of debt (note 6)	——	——

Net Cash Flows from Operating Activities	(78,572)	(43,415)

Cash Flows from Investing Activities
Deposit on real estate	(18,797)	(18,797)

Net Cash Flows from Investing Activities	(18,797)	(18,797)

Cash Flows from Financing Activities
Bank overdraft	——	——

Net Cash Flows from Financing Activities	——	——

Effect of foreign exchange on cash	——	——

Net Change in Cash and Cash Equivalents	(97,369)	(62,212)
Cash and Cash Equivalents - Beginning of Year	——	——

Cash and Cash Equivalents - End of Year	$——	$——

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to settle promissory notes payable	$0	$0
SUPPLEMENTAL DISCLOSURE
Interest Paid	$0	$0
Income Taxes Paid	$0	$0
Common shares issued for assets	$0	$0

Notes to Financial Statements

  General

  Parallel Industries Inc., formerly EASTON PHARMACEUTICALS, Inc. (the “Company”) changed its name from Easton Pharmaceuticals Inc. to Parallel Industries Inc. on December 23, 2020. The Company was initially formed as L.A.M. Pharmaceutical, Corp. (the “LLC”) on July 24, 1998. From February 1, 1994 to July 24, 1998 the Company conducted its activities under the name RDN. In September 1998, the members of LLC, a Florida limited liability company, exchanged all of their interests in LLC for 6,000,000 shares of LAM Industries Inc’s common stock. The stock exchange between the Company and the members of LLC is considered a recapitalization or reverse acquisition. Under reverse acquisition accounting, LLC was considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. In 2009 the Company reorganized in the state of Delaware and changed its name to LAM Industries, Inc. On March 17, 2010 the Company and its shareholders again approved and implemented a name change from LAM Industries Inc. to Easton Pharmaceuticals, Inc. and subsequently registered with FINRA for a new stock symbol. The Company’s stock symbol was changed from LAIC to EAPH. In August of 2012, the company approved and changed corporate domicile from the State of Delaware to the State of Wyoming. The company is currently registered in the State of Wyoming.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion and other parts of this quarterly report on Form 10-Q contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. We report financial information under US GAAP and our financial statements were prepared in accordance with generally accepted accounting principles in the United States.

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

Results of Operations

The following discussions are based on our unaudited interim financial statements. These discussions summarize our unaudited interim financial statements for the three-month period ended March 31, 2021, and should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020 and notes thereto included in the Form 10-K filed with the SEC.

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

Recent Accounting Pronouncements

There have been recent accounting pronouncements or changes in accounting pronouncements that impacted the three months ended March 31, 2021 or which are expected to impact future periods as follows:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on such evaluation, we have concluded that, as of such date and for the reason described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

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
Date: May 15, 2021	 	By:	/s/ Evan Karras Evan Karras Chief Executive Officer and Chief Financial Officer

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
Date: May 15, 2021	 	By:	/s/ Evan Karras Evan Karras Our Chief Executive Officer and Chief Financial Officer