Form 10-Q/A
period 2021-03-31
EASTON PHARMACEUTICALS INC.
filed 2021-12-30
CIK 1071272

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
  Statement of Cash Flows
  Notes to Financial Statements

Balance Sheets

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc

BALANCE SHEETS

UNAUDITED	March 31, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$——	$——
Inventory	——	——
Accrued Royalties (Note 8)	——	426,297

Total Current Assets	——	$426,297

Long-Term Investments
1124123 Ontario Inc. – 50.00% ownership (Note 1)	1,794,010	1,729,167

Other Assets
Prepaid Expense	——	——
Deposit on Real Estate (Note 2)	93,985	93,985
Equipment (Note 3)

Intangible Assets
Gaming software (Note 4)	——	——
Licensing right (VagiSan (VS-Sense), AmnioSense from CommonSense, Biolyse Pharma)	1,402,588	1,402,588
Acquisition right (Note 5)	6,540,000	6,540,000

Total Assets	9,830,583	10,192,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,000	$255,800
Bank overdraft	——	——
Salaries and wages payable	75,000	365,000

Total Current Liabilities	81,000	620,800

Other Liabilities
Promissory note(s)	2,754,080	1,732,462
Other loans	3,300	750,000
Due to director(s)	180,150	180,150

Total Liabilities	3,018,530	3,283,412

Stockholders’ Equity (Deficit)
Preferred Stock Authorized: 20,000,000 preferred shares par value $0.0001 each Issued: nil preferred shares	——	——
Common Stock Authorized: 3,000,000,000 common shares par value $0.0001 each Issued: 1,344,932,973 common shares	134,493	134,493
Additional paid-in capital	46,595,172	46,595,172
Accumulated deficit	(39,917,612)	(39,821,040)

Total Stockholders’ Equity (Deficit)	6,812,053	6,908,625

Total Liabilities and Stockholders’ Equity	$9,830,583	$10,192,037

Statement of Operations

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc
STATEMENT OF OPERATIONS	March 31, 2021	December 31 2020

UNAUDITED

Sales
Service revenue (note 6)	$——	$——
Cost of service revenue	——	——
Georgina Property Revenue	——	——
Food processing revenue (note 7)	——	——
Cost of food processing revenue	——	——
Royalties from Licensed Products	——	——

Gross Profit	——	——

Operating Expenses
Management fees	75,000	37,500
Subscription fees	——	——
Transfer agent	1,500	1,340
Professional fees	18,572	6,725
Marketing expense	——	——
General and administrative expense	1,500

Total Operating Expenses	96,572	46,315

Gain (Loss) Before Other Income (Expenses)	(96,572)	(46,315)

Other Income (Expenses)	——	——

Total Other Income (Expenses)	——	——

Net Gain (Loss) Before Taxes	——	——
Income taxes	——	——

Net Gain (Loss)	$(96,572)	$(46,315)
Loss per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,344,932,073	1,344,932,073

Statement of Stockholders’ Equity (Deficit)

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance – December 31, 2020	1,344,932,973	134,493	46,595,172	(39,821,040)	6,908,625
Net Loss – March 31, 2021	——	——	——	(96,572)	(96,572)

Balance – March 31, 2021	1,344,932,973	134,493	46,595,172	(39,917,612)	6,812,053

Statement of Cash Flows

PARALLEL INDUSTRIES INC. formerly Easton Pharmaceuticals Inc STATEMENT OF CASH FLOWS

	March 31, 2021	December 31, 2020

UNAUDITED

Cash Flows from Operating Activities
Net Income (Loss)	$(96,572)	$(46,315)
Increase in accounts payable and accrued expenses	6,000	1,500
Prepaid expense	——	——
Operating expenses paid by director(s)	12,000	1,400
Non-cash settlement of debt (note 6)	——	——

Net Cash Flows from Operating Activities	(78,572)	(43,415)

Cash Flows from Investing Activities
Deposit on real estate	(18,797)	(18,797)

Net Cash Flows from Investing Activities	(18,797)	(18,797)

Cash Flows from Financing Activities
Bank overdraft	——	——

Net Cash Flows from Financing Activities	——	——

Effect of foreign exchange on cash	——	——

Net Change in Cash and Cash Equivalents	(97,369)	(62,212)
Cash and Cash Equivalents - Beginning of Year	——	——

Cash and Cash Equivalents - End of Year	$——	$——

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to settle promissory notes payable	$0	$0
SUPPLEMENTAL DISCLOSURE
Interest Paid	$0	$0
Income Taxes Paid	$0	$0
Common shares issued for assets	$0	$0

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: May 15, 2021	By:	/s/ Evan Karras Evan Karras Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Parallel Industries Inc. formerly Easton Pharmaceuticals, Inc. (the “Company”) for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Evan Karras, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: May 15, 2021	By:	/s/ Evan Karras Evan Karras Our Chief Executive Officer and Chief Financial Officer